Form 10-Q
period 2009-06-30
WASATCH FOOD SERVICES INC
filed 2009-08-13
CIK 1401306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

Commission File Number 000-53672

WASATCH FOOD SERVICES, INC.
(Exact name of registrant as specified in charter)

NEVADA	20-8121712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1492 Entertainment Avenue, Boise, Idaho	83709
(Address of principal executive offices)	(Zip Code)

(208) 377-3200
(Issuer’s telephone number, including area code)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not yet been phased into the Interactive Data reporting system.

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 12, 2009, the issuer had outstanding 31,038,692 shares of common stock, par value $0.001.

WASATCH FOOD SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART I Financial Information

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	19

PART II Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

SIGNATURE	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WASATCH FOOD SERVICES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets:
Cash	$ 16,752	$ 7,365
Inventories	5,622	3,534
Prepaid expenses	2,244	1,029
Income taxes receivable	6,733	6,733

Total current assets	31,351	18,661

Property and equipment, net	313,842	335,961
Other assets - deposits	11,568	11,434

	$ 356,761	$ 366,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 30,580	$ 11,749
Accrued liabilities	8,014	10,285
Deferred revenue	281	1,132
Deferred lease incentives	15,069	15,069
Accrued interest payable – related party	10,412	4,074
Notes payable – related party	195,166	124,500
Note payable - bank	199,387	196,386

Total current liabilities	458,909	363,195

Long-term liabilities – deferred lease incentives	141,448	148,982

Total liabilities	600,357	512,177

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $.001 par value, 150,000,000 shares authorized, 31,038,692 and 31,038,692 shares issued and outstanding, respectively	31,039	31,039
Additional paid-in capital	156,089	152,489
Accumulated deficit	(430,724)	(329,649)

Total stockholders’ deficit	(243,596)	(146,121)

	$ 356,761	$ 366,056

See accompanying notes to condensed consolidated financial statements

3

WASATCH FOOD SERVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues - restaurant sales	$ 90,606	$ 108,388	$ 177,852	$ 207,602

Costs and Expenses:
Restaurant operating costs:
Food, beverage and packaging	31,256	42,994	62,053	81,694
Labor	32,053	43,935	71,544	82,409
Occupancy	21,441	18,397	40,976	39,336
Other operating costs	14,561	18,784	32,716	41,958
General and administrative expenses	14,087	14,428	35,737	27,802
Depreciation and amortization expense	11,059	11,091	22,119	22,190

Total costs and expenses	124,457	149,629	265,145	295,389

Loss from operations	(33,851)	(41,241)	(87,293)	(87,787)

Other Expense – Interest expense	(7,290)	(3,533)	(13,782)	(8,556)

Loss before income taxes	(41,141)	(44,774)	(101,075)	(96,343)

Income tax (benefit) provision	-	-	-	(4,640)

Net loss	$ (41,141)	$ (44,774)	$(101,075)	$ (91,703)

Loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding, basic and diluted	31,038,692	30,738,692	31,038,692	30,738,692

See accompanying notes to condensed consolidated financial statements

4

WASATCH FOOD SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (101,075)	$ (91,703)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,119	22,190
Services contributed to capital	3,600	3,600
Interest expense added to notes payable principal	1	-
(Increase) decrease in:
Inventories	(2,088)	1,868
Prepaid expenses	(1,215)	60
Income taxes receivable	-	(6,733)
Deposits	(134)	-
Increase (decrease) in:
Accounts payable	18,831	(35,795)
Accrued liabilities	(2,271)	(2,814)
Deferred revenue	(851)	(1,303)
Deferred lease incentives	(7,534)	63,865
Income taxes payable	-	(4,640)
Accrued interest payable – related party	6,338	(151)

Net cash used in operating activities	(64,279)	(51,556)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,696)

Net cash used in investing activities	-	(2,696)

Cash flows from financing activities:
Proceeds from notes payable – related party	70,666	52,500
Repayment of notes payable – related party	-	(77,000)
Net proceeds from note payable – bank	3,000	80,000

Net cash provided by financing activities	73,666	55,500

Net increase in cash	9,387	1,248

Cash, beginning of period	7,365	7,502

Cash, end of period	$ 16,752	$ 8,750

See accompanying notes to condensed consolidated financial statements

5

WASATCH FOOD SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts Presented as of June 30, 2009 and for the Three Months and

Six Months Ended June 30, 2009 and 2008 are Unaudited)

Note 1 - Organization and Basis of Presentation

Organization

Wasatch Food Services, Inc., (the Company) was incorporated under the laws of the State of Nevada on December 26, 2006 to operate in the food services industry. The Company was in the development stage through November 1, 2007, when restaurant operations commenced. The Company has elected a year end of December 31 for financial reporting purposes.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Wasatch Food Services Idaho, Inc., an Idaho corporation operating a franchised BAJIO® restaurant (“WFSI”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 are unaudited, and the condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of June 30, 2009, the consolidated results of operations for the three months and six months ended June 30, 2009 and 2008, and consolidated cash flows for the six months ended June 30, 2009 and 2008 in accordance with U.S. generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the years ended December 31, 2008 and 2007.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2008 have been reclassified to conform to the presentation used in the three-month and six-month periods ended June 30, 2009.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has a limited operating history, and has a working capital deficiency of $427,558 and a stockholders’ deficit of $243,596 at June 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has obtained working capital from debt and equity financing to fund the Company’s operations, and will require additional working capital from these sources until sufficient revenues can be generated from operations. Management believes that with additional capital to fund marketing and business development expenses, restaurant operations will reach successful levels. There can be no assurance that the Company will be successful in these efforts, and the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the period.

The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive. The Company has not issued any stock options or warrants.

Note 4 – Notes Payable – Related Party

The Company had notes payable totaling $139,000 and $104,500 at June 30, 2009 and December 31, 2008, respectively, to Hobble Creek Investments, Inc., a company owned by Ben Peay, President of the Company, The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand.

The Company had notes payable totaling $56,166 and $20,000 at June 30, 2009 and December 31, 2008, respectively, to West Coast Trees, Inc., a company owned by Ryan Overton, an affiliate of the Company. The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand.

Interest expense on the related party notes payable for the three months ended June 30, 2009 and 2008 was $3,482 and $1,062, respectively. Interest expense on the related party notes payable for the six months ended June 30, 2009 and 2008 was $6,337 and $2,256, respectively. Accrued interest payable – related party for these notes was $10,412 and $4,074 at June 30, 2009 and December 31, 2008, respectively.

Note 5 – Note Payable - Bank

The Company has a revolving line of credit with its bank which allows the Company to borrow up to a principal balance of $200,000. At June 30, 2009 and December 31, 2008, the Company had borrowed $199,387 and $196,386, respectively, against the line of credit. Interest on the note was originally calculated at a rate equal to the bank’s prime rate plus 1.25 percent payable monthly. The note originally provided that all outstanding principal and any unpaid interest were due on September 14, 2008; however, on September 14, 2008, the note was replaced by a new note dated September 14, 2008, also in the amount of $200,000, bearing interest at 7.5% per annum, and due and payable on May 14, 2009. On July 13, 2009, the Company entered into a letter agreement with the bank pursuant to which the maturity date of the note was further extended to June 29, 2010, and the Company agreed to make monthly payments of $3,000 plus accrued interest. The note is collateralized by substantially all tangible and intangible operating assets of the Company, and is personally guaranteed by the major shareholders of the Company. Accrued interest payable on the note was $656 and $686 at June 30, 2009 and December 31, 2008, respectively.

Note 6 – Stockholders’ Equity

The Company has authorized 160,000,000 shares of $0.001 par value stock, of which 150,000,000 shares are designated as common shares and 10,000,000 shares are designated as preferred shares. The Board of Directors of the Company is to provide for the issuance of the preferred stock and to designate dividend rates, voting rights, redemption features and other terms. As of June 30, 2009 and December 31, 2008, there were no shares of preferred stock outstanding.

Note 7 – Supplemental Cash Flow Information

During the six months ended June 30, 2009 and 2008, the Company paid interest expense of $7,435 and $7,795, respectively. During the six months ended June 30, 2008, the Company paid income taxes of $6,733. The Company paid no amounts for income taxes during the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company had no non-cash investing and financing activities. During the six months ended June 30, 2008, property and equipment decreased by $1,695, inventories increased by $303 and accounts payable decreased by $1,392.

Note 8 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140. This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The statement is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009. The implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009, or the Company’s fiscal quarter ending September 30, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is unable to determine what impact the future application of this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R) (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company is currently unable to determine what impact the future application of this pronouncement may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No.

157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities carried at fair value on a recurring basis, and for fiscal years beginning after November 15, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

The Company adopted SFAS No. 157 for financial assets and liabilities carried at fair value on a recurring basis on January 1, 2008, with no material impact on its financial statements. The Company is currently unable to determine the impact on its financial statements of the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.

Note 9 – Subsequent Events

Subsequent to June 30, 2009, the Company borrowed an additional $10,000 from Hobble Creek Investments, Inc., a related party.

The Company has evaluated subsequent events from the balance sheet date of June 30, 2009 through August 11, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” and “Risk Factors.”)

General

We acquired rights to franchise and operate BAJIO® Mexican Grill restaurants in a defined geographical area of Idaho in January 2007 when we entered into an assignment agreement with Bajio-Idaho, LLC, an affiliate of our president, pursuant to which Bajio-Idaho assigned to us certain of its rights under an Area Development Agreement and Franchise agreement with Bajio, LLC, the Franchisor. The agreement requires us to develop a total of four BAJIO® restaurants in the defined area through December 31, 2009, including our first restaurant which we opened in Boise, Idaho on November 1, 2007. We are currently in default under the agreement, and we are in discussions with the Franchisor to extend the opening dates of the remaining three restaurants to be developed pursuant to the agreement.

We currently operate our restaurant in Boise, Idaho through our wholly owned subsidiary, Wasatch Food Services Idaho, Inc. (“WFSI”). Our consolidated financial statements include the accounts of the Company and WFSI. All inter-company balances and transactions are eliminated in consolidation.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Inventories

Inventories, consisting principally of food, beverages and supplies, are valued at cost, using the first-in, first-out (FIFO) method. Certain inventories are purchased from a small number of suppliers.

Deferred Lease Incentives

Payments received as incentives to enter into the Company’s restaurant premises lease have been recorded as deferred lease incentives, current and long-term liabilities, in the accompanying consolidated balance sheets. The deferred lease incentives are amortized, on a straight-line basis, over the life of the lease agreement as a reduction of rent expense.

Franchise Rights

The franchise rights held by WFSI for Bajio restaurants in a defined geographical area of Idaho were purchased from an entity under common ownership control, and were recorded at $0, the predecessor cost, with the $25,000 paid in excess of the predecessor cost recorded as a distribution in additional paid-in capital.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. Deferred revenue is recorded for gift cards that have been sold but not yet redeemed at their anticipated redemption value. The Company recognizes revenue and reduces the related deferred revenue when the gift cards are redeemed.

Franchise Fees

Franchise fees, generally equal to 8.5% of revenues including payments to the advertising fund, are accrued and included in other restaurant operating expenses.

Restaurant Pre-Opening Costs

Pre-opening costs, including wages, benefits and travel for the training and opening teams, food and other restaurant operating costs are expensed as incurred prior to a restaurant opening for business.

Advertising Costs

Advertising is expensed as incurred. Advertising costs are included in other operating expenses and include an advertising fee equal to an agreed-upon percentage of revenues paid to a national advertising fund of the franchisor. The advertising fee was calculated at the following percentages:

Year ended December 31, 2007	2.50%
Year ended December 31, 2008	2.75%
Six months ended June 30, 2009	3.00%

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Going Concern Uncertainty

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has a limited operating history, and has a working capital deficiency of $427,558 and a stockholders’ deficit of $243,596 at June 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has obtained working capital from debt and equity financing to fund the Company’s operations, and will require additional working capital from these sources until sufficient revenues can be generated from operations. Management believes that with additional capital to fund marketing and business development expenses, restaurant operations will reach successful levels. There can be no assurance that the Company will be successful in these efforts, and the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Revenues – Restaurant Sales

Revenues from restaurant sales were $90,606 for the three months ended June 30, 2009 compared to $108,388 for the three months ended June 30, 2008, a decrease of $17,782, or 16%. Revenues from restaurant sales were $177,852 for the six months ended June 30, 2009 compared to $207,602 for the six months ended June 30, 2008, a decrease of $29,750, or 14%. We believe the decrease in revenues in the current year is primarily attributable to reduced customer headcount resulting from the continuing poor economy.

Restaurant sales include sales of food and beverages and are reduced for certain discounts, coupons and other promotional items.

Restaurant Operating Costs

Restaurant operating costs include: food, beverage and packaging costs; labor; occupancy costs; and other operating costs. These costs for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Food, beverage and packaging	$ 31,256	$ 42,994	$ 62,053	$ 81,694
Labor	32,053	43,935	71,544	82,409
Occupancy	21,441	18,397	40,976	39,336
Other operating costs	14,561	18,784	32,716	41,958

Total	$ 99,311	$ 124,110	$ 207,289	$ 245,397

Labor costs include salaries and wages, payroll taxes and employee benefits. Occupancy costs include rent, repairs and maintenance, utilities and property taxes. Other operating costs include advertising and promotion, operating supplies, printing and reproduction, insurance and other expenses.

Restaurant operating costs for the three months ended June 30, 2009 decreased $24,799, or 20%, from the three months ended June 30, 2008. Restaurant operating costs for the six months ended June 30, 2009 decreased $38,108, or 16%, from the six months ended June 30, 2008. This decrease is primarily attributed to the decrease in restaurant operating levels discussed above. As restaurant sales have decreased, we have attempted to manage our restaurant operating costs accordingly.

General and Administrative Expenses

General and administrative expenses consist of legal, accounting, travel, office and management expenses, and were $14,087 and $14,428 for the three months ended June 30, 2009 and 2008, respectively, and $35,737 and $27,802 for the six months ended June 30, 2009 and 2008, respectively. The increase in these expenses on a year-to-date basis in the current year was due primarily to increases in accounting, auditing and legal expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense remained fairly constant and was $11,059 and $11,091 for the three months ended June 30, 2009 and 2008, respectively, and $22,119 and $22,190 for the six months ended June 30, 2009 and 2008, respectively.

Interest Expense

Interest expense was $7,290 and $3,533 for the three months ended June 30, 2009 and 2008, respectively, and $13,782 and $8,556 for the six months ended June 30, 2009 and 2008, respectively. The increase in interest expense in the current year is attributable to increased levels of borrowing due to continued operating losses and use of cash in our operations, particularly an increase in notes payable – related party.

Liquidity and Capital Resources

Since inception in December 2006 through June 30, 2009, our operating costs and expenses have exceeded our operating revenues, resulting in an accumulated deficit of $430,724. We have funded our start-up costs and the excess of our costs and expenses over our operating revenues primarily from the sale of our common stock and notes payable to related parties and to our bank. As of June 30, 2009, we had current assets of $31,351 (including cash of $16,752) and current liabilities of $458,909, resulting in a working capital deficiency of $427,558.

For the six months ended June 30, 2009, net cash used in operating activities was $64,279, primarily as a result of our net loss of $101,075, partially offset by non-cash depreciation and amortization expense of $22,119 and non-cash services expense contributed to capital of $3,600, and the net change in other operating accounts. By comparison, net cash used in operating activities for the six months ended June 30, 2008 was $51,556, primarily as a result of our net loss of $91,703, partially offset by non-cash depreciation and amortization expense of $22,190 and non-cash services expense contributed to capital of $3,600, and the net change in other operating accounts.

We had no cash provided by or used in investing activities for the six months ended June 30, 2009. For the six months ended June 30, 2008, net cash used in investing activities was $2,696, consisting of purchases of property and equipment.

Net cash provided by financing activities was $73,666 for the six months ended June 30, 2009, comprised of $70,666 proceeds from notes payable – related party and net proceeds of $3,000 from our note payable – bank. Net cash provided by financing activities for the six months ended June 30, 2008 was $55,500, comprised of $52,500 proceeds from notes payable – related party and $80,000 net proceeds from our note payable – bank, partially offset by repayments of notes payable – related party of $77,000.

We have a revolving line of credit with our bank which allows us to borrow up to a principal balance of $200,000. At June 30, 2009 and December 31, 2008, we had borrowed $199,387 and $196,386, respectively, against the line of credit. Interest on the note is calculated at an annual rate of 7.5%. On July 13, 2009, the Company entered into a letter agreement with the bank pursuant to which the maturity date of the note was extended from May 14, 2009 to June 29, 2010, and the Company agreed to make monthly payments of $3,000 plus accrued interest. The note is collateralized by substantially all tangible and intangible operating assets of the Company, and is personally guaranteed by the major shareholders of the Company. Accrued interest payable on the note was $656 and $686 at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, the Company had notes payable – related party totaling $139,000 to Hobble Creek Investments, Inc., a company owned by Ben Peay, President of the Company, and $56,166 to West Coast Trees, Inc., a company owned by Ryan Overton, the spouse of Megan Overton, Secretary/Treasurer of the Company. The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand. Accrued interest payable – related party for these notes was $10,412 and $4,074 at June 30, 2009 and December 31, 2008, respectively. Subsequent to June 30, 2009, the Company borrowed an additional $10,000 from Hobble Creek Investments, Inc.

Until our restaurant operations reach a successful level where we are able to cover our operating expenses, we will require additional funding from the sale of our common stock or the issuance of debt. In addition, we have borrowed the maximum amount available under our revolving line of credit with our bank of $200,000 and the line of credit matures on June 29, 2010.

We do not believe we currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever. We have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurances can be given that such funding will be available to us on acceptable terms or at all. We anticipate that we may have difficulty in obtaining debt financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders. In addition, we may encounter unforeseen events in connection with our operations which affect the estimated amount of additional funds we require. To date, we have received loans from members of management and their affiliates but such persons have no obligation to provide loans to us in the future and there can be no assurance that such persons will continue to provide the capital we require. In addition, there can be no assurance that operations and operating cash flows will not deteriorate further. If we are unable to achieve profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, we will need to seek additional funding or we may be forced to scale back our development plans or to significantly reduce or terminate our operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140. This statement is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The statement is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The statement is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009. The implementation of this statement did not have a material impact on the Company’s consolidated financial statements.

On May 9, 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The statement establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. On June 3, 2009, in connection with the issuance of SFAS No. 162, the FASB voted to approve the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP to be launched on July 1, 2009. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means that preparers must begin to use the Codification for periods that end after September 15, 2009, or the Company’s fiscal quarter ending September 30, 2009. All existing accounting standard documents are superseded. All other accounting literature not included in the Codification will be considered non-authoritative. The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or the Company’s fiscal year beginning January 1, 2009, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is unable to determine what impact the future application of this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company currently is unable to determine what impact the future application of this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R) (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009. Earlier adoption is prohibited. The Company is currently unable to determine what impact the future application of this pronouncement may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, with no material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities carried at fair value on a recurring basis, and for fiscal years beginning after November 15, 2008 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, or FSP 157-3.  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

The Company adopted SFAS No. 157 for financial assets and liabilities carried at fair value on a recurring basis on January 1, 2008, with no material impact on its financial statements. The Company is currently unable to determine the impact on its financial statements of the application of SFAS No. 157 on January 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.

Off-Balance Sheet Arrangements

The Company operates its restaurant in leased premises. The original term of the lease is ten years, commencing November 2007, with an option to extend the lease for an additional five years. For the first five years of the lease, the Company is obligated to pay minimum rent of $5,157 per month. For the next five years of the lease, the Company is obligated to pay minimum rent of $5,672 per month. For each year of a lease extension beyond ten years, the minimum monthly rent will be increased 2% annually from the date of the extension. The lease also provides for the payment by the Company of common area maintenance, property taxes, insurance and other use and occupancy costs.

The Company received a one-time tenant location fee of $110,232 in 2007 and a one-time tenant improvement allowance of $71,400 in 2008. These payments have been recorded as deferred lease incentives and amortized, on a straight-line basis, over the life of the lease as a reduction of rent expense.

Future minimum lease payments required under the operating lease at December 31, 2008 are as follows:

2009	$ 61,880
2010	61,880
2011	61,880
2012	62,912
2013	68,068
Thereafter	260,927

Total minimum lease payments	$ 577,547

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Because our Form 10 registration statement only recently became effective in July 2009, our first annual report on Form 10-K will not contain a report of management's assessment regarding internal control over financial reporting with respect to the fiscal year ending December 31, 2009 due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Until our first annual assessment regarding internal control over financial reporting has been performed, our quarterly reports on Form 10-Q will not contain an evaluation of any material changes in our internal control over financial reporting that occurred during the fiscal quarter to which such reports pertain.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s registration statement on Form 10/A filed with the Commission on July 14, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.           Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note to West Coast Trees, Inc. dated May 21, 2009	Incorporated by Reference**
10.2	10	Promissory Note to Hobble Creek Investments dated June 11, 2009	Incorporated by Reference**
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s registration statement on Form 10 filed on May 15, 2009.

** Incorporated by reference to Exhibits 10.8 and 10.9 of Amendment No. 1 to the Company's registration statement on Form 10/A filed on July 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wasatch Food Services, Inc..

Date: August 12, 2009	By /s/ Ben Peay
Ben Peay
President and Chief Financial Officer
(Principal Executive and Financial Officer)