Form 10-Q
period 2009-09-30
WASATCH FOOD SERVICES INC
filed 2009-11-12
CIK 1401306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X	] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☒	No ☐

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

As of November 8, 2009, the issuer had outstanding 31,038,692 shares of common stock, par value $0.001.

WASATCH FOOD SERVICES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PART I Financial Information

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Operations	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T. Controls and Procedures	16

PART II Other Information

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	18

SIGNATURE	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

WASATCH FOOD SERVICES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
	September 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets:
Cash	$ 4,038	$ 7,365
Inventories	5,667	3,534
Prepaid expenses	1,514	1,029
Income taxes receivable	2,269	6,733

Total current assets	13,488	18,661

Property and equipment, net	302,783	335,961
Other assets - deposits	11,568	11,434

	$ 327,839	$ 366,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 64,648	$ 11,749
Accrued liabilities	7,967	10,285
Deferred revenue	-	1,132
Deferred lease incentives	15,069	15,069
Accrued interest payable – related party	14,566	4,074
Notes payable – related party	215,166	124,500
Note payable - bank	193,387	196,386

Total current liabilities	510,803	363,195

Long-term liabilities – deferred lease incentives	137,680	148,982

Total liabilities	648,483	512,177

Stockholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock; $.001 par value, 150,000,000 shares authorized, 31,038,692 and 31,038,692 shares issued and outstanding, respectively	31,039	31,039
Additional paid-in capital	157,889	152,489
Accumulated deficit	(509,572)	(329,649)

Total stockholders’ deficit	(320,644)	(146,121)

	$ 327,839	$ 366,056

See accompanying notes to condensed consolidated financial statements

WASATCH FOOD SERVICES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues - restaurant sales	$ 82,012	$ 99,217	$ 259,864	$ 306,819

Costs and Expenses:
Restaurant operating costs:
Food, beverage and packaging	27,279	40,829	89,332	122,523
Labor	30,583	42,215	102,127	124,624
Occupancy	20,131	19,110	61,107	58,446
Other operating costs	12,425	21,547	45,141	63,505
General and administrative expenses	50,303	31,464	86,040	59,266
Depreciation and amortization expense	11,059	11,106	33,178	33,296

Total costs and expenses	151,780	166,271	416,925	461,660

Loss from operations	(69,768)	(67,054)	(157,061)	(154,841)

Other Expense – Interest expense	(9,080)	(3,952)	(22,862)	(12,508)

Loss before income taxes	(78,848)	(71,006)	(179,923)	(167,349)

Income tax benefit	-	-	-	(4,640)

Net loss	$ (78,848)	$ (71,006)	$ (179,923)	$ (162,709)

Loss per common share, basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding, basic and diluted	31,038,692	30,738,692	31,038,692	30,738,692

See accompanying notes to condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$ (179,923)	$ (162,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	33,178	33,296
Services contributed to capital	5,400	5,400
Interest expense added to notes payable principal	1	-
(Increase) decrease in:
Inventories	(2,133)	2,352
Prepaid expenses	(485)	1,109
Income taxes receivable	4,464	(6,733)
Deposits	(134)	-
Increase (decrease) in:
Accounts payable	52,899	(21,847)
Accrued liabilities	(2,318)	(3,963)
Deferred revenue	(1,132)	(2,143)
Deferred lease incentives	(11,302)	60,098
Income taxes payable	-	(4,640)
Accrued interest payable – related party	10,492	963

Net cash used in operating activities	(90,993)	(98,817)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,696)

Net cash used in investing activities	-	(2,696)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	30,000
Proceeds from notes payable – related party	90,666	62,500
Repayment of notes payable – related party	-	(77,000)
Proceeds from note payable - bank	24,147	211,895
Repayment of note payable – bank	(27,147)	(119,306)

Net cash provided by financing activities	87,666	108,089

Net increase (decrease) in cash	(3,327)	6,576

Cash, beginning of period	7,365	7,502

Cash, end of period	$ 4,038	$ 14,078

See accompanying notes to condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts Presented as of September 30, 2009 and for the Three Months and

Nine Months Ended September 30, 2009 and 2008 are Unaudited)

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

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiary, Wasatch Food Services Idaho, Inc., an Idaho corporation, operating a franchised BAJIO® restaurant (“WFSI”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 are unaudited, and the condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial statements. Accordingly, they omit or condense footnotes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, all adjustments have been made, consisting of normal recurring items, that are necessary to present fairly the consolidated financial position as of September 30, 2009, the consolidated results of operations for the three months and nine months ended September 30, 2009 and 2008, and consolidated cash flows for the nine months ended September 30, 2009 and 2008 in accordance with U.S. generally accepted accounting principles. The results of operations for any interim period are not necessarily indicative of the results for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the years ended December 31, 2008 and 2007.

Reclassifications

Certain amounts in the condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2008 have been reclassified to conform to the presentation used in the three-month and nine-month periods ended September 30, 2009.

Note 2 – Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has a limited operating history, and has a working capital deficiency of $497,315 and a stockholders’ deficit of $320,644 at September 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Notes Payable – Related Party

The Company had notes payable totaling $159,000 and $104,500 at September 30, 2009 and December 31, 2008, respectively, to Hobble Creek Investments, Inc., a company owned by Ben Peay, President of the Company, The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand.

The Company had notes payable totaling $56,166 and $20,000 at September 30, 2009 and December 31, 2008, respectively, to West Coast Trees, Inc., a company owned by Ryan Overton, an affiliate of the Company. The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand.

Interest expense on the related party notes payable for the three months ended September 30, 2009 and 2008 was $4,155 and $1,113, respectively. Interest expense on the related party notes payable for the nine months ended September 30, 2009 and 2008 was $10,492 and $3,370, respectively. Accrued interest payable – related party for these notes was $14,566 and $4,074 at September 30, 2009 and December 31, 2008, respectively.

Note 5 – Note Payable - Bank

On July 29, 2009, the Company entered into a promissory note agreement with its bank which replaced a prior revolving line of credit. The original principal amount of the note was $199,387 and the Company is required to make monthly payments of $3,000 plus accrued interest at a rate of approximately 7.5% per annum. The note is collateralized by substantially all tangible and intangible operating assets of the Company, is personally guaranteed by the major shareholders of the Company, and matures on June 29, 2010. At September 30, 2009, the principal amount of the note was $193,387, and at December 31, 2008, the principal amount of the prior revolving credit line was $196,386. Accrued interest payable on these obligations was $40 and $686 at September 30, 2009 and December 31, 2008, respectively.

Note 6 – Stockholders’ Equity

The Company has authorized 160,000,000 shares of $0.001 par value stock, of which 150,000,000 shares are designated as common shares and 10,000,000 shares are designated as preferred shares. The Board of Directors of the Company is to provide for the issuance of the preferred stock and to designate dividend rates, voting rights, redemption features and other terms. As of September 30, 2009 and December 31, 2008, there were no shares of preferred stock outstanding.

Note 7 – Supplemental Cash Flow Information

During the nine months ended September 30, 2009 and 2008, the Company paid interest expense of $12,361 and $10,634, respectively. During the nine months ended September 30, 2008, the Company paid income taxes of $6,733. The Company paid no amounts for income taxes during the nine months ended September, 30, 2009.

During the nine months ended September 30, 2009, the Company had no non-cash investing and financing activities. During the nine months ended September 30, 2008, property and equipment decreased by $2,019, inventories increased by $303 and accounts payable decreased by $1,716.

Note 8 – Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Topic 105, Generally Accepted Accounting Principles.  This standard establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new accounting standard included in Topic 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard included in Topic 860, Transfers and Servicing, that will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January1, 2010. The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In May 2009, the FASB issued Topic 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 9 – Subsequent Events

In October 2009, the Company borrowed $33,000 from McKinley Capital, a related party.

In October 2009, the Company borrowed an additional $10,000 from Hobble Creek Investments, Inc., a related party. In October 2009, the Company repaid Hobble Creek Investments, Inc. $23,000 in notes payable and accrued interest.

The Company has evaluated subsequent events from the balance sheet date of September 30, 2009 through November 10, 2009.

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

Advertising Costs

Advertising is expensed as incurred. Advertising costs are included in other operating expenses and include an advertising fee equal to an agreed-upon percentage of revenues paid to a national advertising fund of the franchisor. The advertising fee was calculated at the following percentages:

Year ended December 31, 2007	2.50%
Year ended December 31, 2008	2.75%
Nine months ended September 30, 2009	3.00%

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

Going Concern Uncertainty

Our condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has a limited operating history, and has a working capital deficiency of $497,315 and a stockholders’ deficit of $320,644 at September 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company has obtained working capital from sales of common stock and notes payable to related parties to fund the Company’s operations, and will require additional working capital from these sources until sufficient revenues can be generated from operations. Management believes that with additional capital to fund marketing and business development expenses, restaurant operations will reach successful levels. There can be no assurance that the Company will be successful in these efforts, and the condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Results of Operations

Revenues – Restaurant Sales

Revenues from restaurant sales were $82,012 for the three months ended September 30, 2009 compared to $99,217 for the three months ended September 30, 2008, a decrease of $17,205, or 17%. Revenues from restaurant sales were $259,864 for the nine months ended September 30, 2009 compared to $306,819 for the nine months ended September 30, 2008, a decrease of $46,955, or 15%. We believe the decrease in revenues in the current year is primarily attributable to reduced customer headcount resulting from the continuing poor economy.

Restaurant sales include sales of food and beverages and are reduced for certain discounts, coupons and other promotional items.

Restaurant Operating Costs

Restaurant operating costs include: food, beverage and packaging costs; labor; occupancy costs; and other operating costs. These costs for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Food, beverage and packaging	$ 27,279	$ 40,829	$ 89,332	$ 122,523
Labor	30,583	42,215	102,127	124,624
Occupancy	20,131	19,110	61,107	58,446
Other operating costs	12,425	21,547	45,141	63,505

Total	$ 90,418	$ 123,701	$ 297,707	$ 369,098

Labor costs include salaries and wages, payroll taxes and employee benefits. Occupancy costs include rent, repairs and maintenance, utilities and property taxes. Other operating costs include advertising and promotion, operating supplies, printing and reproduction, insurance and other expenses.

Restaurant operating costs for the three months ended September 30, 2009 decreased $33,283, or 27%, from the three months ended September 30, 2008. Restaurant operating costs for the nine months ended September 30, 2009 decreased $71,391, or 19%, from the nine months ended September 30, 2008. This decrease is primarily attributed to the decrease in restaurant operating levels discussed above. As restaurant sales have decreased, we have attempted to manage our restaurant operating costs accordingly.

General and Administrative Expenses

General and administrative expenses consist of legal, accounting, travel, office and management expenses, and were $50,303 and $31,464 for the three months ended September 30, 2009 and 2008, respectively, and $86,040 and $59,266 for the nine months ended September 30, 2009 and 2008, respectively. The increase in these expenses on a year-to-date basis in the current year was due primarily to increases in accounting, auditing and legal expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense remained fairly constant and was $11,059 and $11,106 for the three months ended September 30, 2009 and 2008, respectively, and $33,178 and $33,296 for the nine months ended September 30, 2009 and 2008, respectively.

Interest Expense

Interest expense was $9,080 and $3,952 for the three months ended September 30, 2009 and 2008, respectively, and $22,862 and $12,508 for the nine months ended September 30, 2009 and 2008, respectively. The increase in interest expense in the current year is attributable to increased levels of borrowing due to continued operating losses and use of cash in our operations, particularly an increase in notes payable – related party.

Liquidity and Capital Resources

Since inception in December 2006 through September 30, 2009, our operating costs and expenses have exceeded our operating revenues, resulting in an accumulated deficit of $509,572. We have funded our start-up costs and the excess of our costs and expenses over our operating revenues primarily from the sale of our common stock and notes payable to related parties and to our bank. As of September 30, 2009, we had current assets of $13,488 (including cash of $4,038) and current liabilities of $510,803, resulting in a working capital deficiency of $497,315.

For the nine months ended September 30, 2009, net cash used in operating activities was $90,993, primarily as a result of our net loss of $179,923, partially offset by non-cash depreciation and amortization expense of $33,178 and non-cash services expense contributed to capital of $5,400, and the net change in other operating accounts. By comparison, net cash used in operating activities for the nine months ended September 30, 2008 was $98,817, primarily as a result of our net loss of $162,709, partially offset by non-cash depreciation and amortization expense of $33,296 and non-cash services expense contributed to capital of $5,400, and the net change in other operating accounts.

We had no cash provided by or used in investing activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, net cash used in investing activities was $2,696, consisting of purchases of property and equipment.

Net cash provided by financing activities was $87,666 for the nine months ended September 30, 2009, comprised of $90,666 proceeds from notes payable – related party partially offset by net payments of $3,000 on our note payable – bank. Net cash provided by financing activities for the nine months ended September 30, 2008 was $108,089, comprised of $30,000 proceeds from the issuance of common stock, $62,500 proceeds from notes payable – related party and $92,589 net proceeds from our note payable – bank, partially offset by repayments of notes payable – related party of $77,000.

On July 29, 2009, the Company entered into a promissory note agreement with its bank which replaced a prior revolving line of credit. The original principal amount of the note is $199,387 and the Company is required to make monthly payments of $3,000 plus accrued interest at a rate of approximately 7.5% per annum. The note is collateralized by substantially all tangible and intangible operating assets of the Company, is personally guaranteed by the major shareholders of the Company, and matures on June 29, 2009. At September 30, 2009 and December 31, 2008, we had borrowed $193,387 and $196,386, respectively. Accrued interest payable on the note was $40 and $686 at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, the Company had notes payable – related party totaling $159,000 to Hobble Creek Investments, Inc., a company owned by Ben Peay, President of the Company, and $56,166 to West Coast Trees, Inc., a company owned by Ryan Overton, the spouse of Megan Overton, Secretary/Treasurer of the Company. The loans are unsecured, bear interest at an annual rate of 8%, and are payable upon demand. Accrued interest payable – related party for these notes was $14,566 and $4,074 at September 30, 2009 and December 31, 2008, respectively. Subsequent to September 30, 2009, the Company borrowed an additional $10,000 from Hobble Creek Investments, Inc. and repaid Hobble Creek Investments, Inc. $23,000 in notes payable and accrued interest payable. Subsequent to September 30, 2009, the Company also borrowed $33,000 from McKinley Capital, a related party.

Until our restaurant operations reach a successful level where we are able to cover our operating expenses, we will require additional funding from the sale of our common stock or the issuance of debt. In addition, we currently exhausted our borrowing capacity with our bank.

We do not believe we currently have adequate funds to meet our obligations for the next twelve months and we are dependent on the receipt of additional debt or equity capital to fund our operations until such time as our revenues exceed our expenses and we begin to operate at a profit, if ever. We have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurances can be given that such funding will be available to us on acceptable terms or at all. We anticipate that we may have difficulty in obtaining debt financing given the current economic climate and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders. In addition, we may encounter unforeseen events in connection with our operations which affect the estimated amount of additional funds we require. To date, we have received loans from members of management and their affiliates but such persons have no obligation to provide loans to us in the future and there can be no assurance that such persons will continue to provide the capital we require. In addition, there can be no assurance that operations and operating cash flows will not deteriorate further. If we are unable to achieve profitable operations and positive operating cash flows sufficient to meet scheduled debt obligations, we will need to seek additional funding or we may be forced to significantly reduce or terminate our operations or pursue other strategic alternatives.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Topic 105, Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, or the Company’s quarter ended September 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued a new accounting standard included in Topic 810, Consolidation, that changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In June 2009, the FASB issued a new accounting standard included in Topic 860, Transfers and Servicing, that will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The standard is effective at the start of a company’s first fiscal year beginning after November 15, 2009 or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of this standard may have on its consolidated financial statements.

In May 2009, the FASB issued Topic 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter ended June 30, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Future minimum lease payments required under the operating lease at December 31, 2008 are as follows:

2009	$61,880
2010	61,880
2011	61,880
2012	62,912
2013	68,068
Thereafter	260,927

Total minimum lease payments	$577,547

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s registration statement on Form 10/A filed with the SEC on July 14, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.         Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Promissory Note to Hobble Creek Investments, Inc. dated July 22, 2009	This Filing
10.2	10	Promissory Note to Zions First National Bank dated July 29, 2009	This Filing
10.3	10	Promissory Note to Hobble Creek Investments, Inc. dated August 31, 2009	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s registration statement on Form 10 filed on May 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wasatch Food Services, Inc..

Date: November 12, 2009	By /s/ Ben Peay
Ben Peay
President and Chief Financial Officer
(Principal Executive and Financial Officer)