Form 10-Q
period 2009-12-31
WASATCH FOOD SERVICES INC
filed 2010-02-16
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-53672

WASATCH FOOD SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-812712
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Number 363, Sheng Li West Street, Weifang, Shandong Province,
The People’s Republic of China
(Address of principal executive offices)

(011) 86-536-8322068
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 15, 2010, the registrant had 60,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

 TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	F-1-F-30

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	4-13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II OTHER INFORMATION	14

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	15

ITEM 5. OTHER INFORMATION	15

ITEM 6. EXHIBITS	15

SIGNATURES	17

EXHIBIT 31.1	31.1

EXHIBIT 31.2	31.2

EXHIBIT 32.1	32.1

EXHIBIT 32.2	32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and June 30, 2009	F-1-F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended December 31, 2009 and 2008	F-3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended December 31, 2009 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008 (Unaudited)	F-5-F-6

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended December 31, 2009 and 2008 (Unaudited)	F-7-F-30

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$119,599	$127,576
Accounts receivable, net of allowance for doubtful accounts of $204,889 and $157,642 as of December 31, 2009 and June 30, 2009, respectively	37,955,012	37,791,206
Inventories	16,564,015	7,851,133
Notes receivable from unrelated individuals	47,608	47,555
Notes receivable from related individuals	555,783	556,630
Bank acceptance notes	13,571,563	156,980
Prepayments for goods	344,187	374,384
Prepaid expenses and other receivables	32,298	28,101
Due from employees	318,537	103,869
Due from related parties	198,347	14,584
Deferred taxes	63,444	52,735
Discontinued operation	18,933	-
Total Current Assets	69,789,326	47,104,753

LONG-TERM ASSETS
Plant and equipment, net	3,090,095	2,740,763
Land use rights, net	954,750	966,020
Construction in progress	681,566	296,239
Deposit for land use right	152,870	152,701
Deferred taxes	120,377	122,772
Discontinued operation	303,124	-
Total Long-Term Assets	5,302,782	4,278,495

TOTAL ASSETS	$75,092,108	$51,383,248

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,820,441	$5,220,636
Value added tax payable	12,278,064	89,611
Other payables	755,904	1,436,101
Short-term bank loans	3,349,324	2,758,314
Customer deposits	224,971	313,447
Notes payable	924,083	768,796
Income tax payable	5,117,963	3,424,846
Due to employees	134,260	616,719
Due to related parties	506,232	844,549
Accrued expenses and dividend payable	653,621	364,047
Discontinued operation	334,755	-
Total Current Liabilities	30,099,618	15,837,066

LONG-TERM LIABILITIES
Notes payable	388,870	132,366
Discontinued operation	133,913	-
Total Long-Term Liabilities	522,783	132,366

TOTAL LIABILITIES	30,622,401	15,969,432

CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 60,000,000 shares authorized; 60,000,000 and 42,000,000 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	60,000	42,000
Additional paid-in capital	924,723	1,055,432
Retained earnings (the restricted portion is $204,070 at December 31, 2009 and June 30, 2009)	39,357,258	30,216,707
Accumulated other comprehensive income	4,127,726	4,099,677
TOTAL SHAREHOLDERS’ EQUITY	44,469,707	35,413,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,092,108	$51,383,248

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

REVENUES, NET	$35,750,798	$10,510,018	$73,367,699	$29,013,878

COST OF GOODS SOLD	(28,962,481)	(9,676,825)	(60,590,584)	(25,800,697)
GROSS PROFIT	6,788,317	833,193	12,777,115	3,213,181

Selling and marketing	849,851	288,902	1,282,423	792,644
General and administrative	194,410	160,074	487,529	456,330
INCOME FROM OPERATIONS	5,744,056	384,217	11,007,163	1,964,207

Interest expense, net	(70,647)	(80,734)	(176,936)	(183,511)
Other income (expense), net	4,482	40,953	(784)	43,875

INCOME BEFORE INCOME TAXES	5,677,891	344,436	10,829,443	1,824,571

INCOME TAXES	961,736	57,401	1,688,892	520,735

NET INCOME	4,716,155	287,035	9,140,551	1,303,836
			-
OTHER COMPREHENSIVE INCOME
Foreign currency translation (loss) gain	(837)	50	28,049	81,211
OTHER COMPREHENSIVE (LOSS) INCOME	(837)	50	28,049	81,211

COMPREHENSIVE INCOME	$4,715,318	$287,085	$9,168,600	$1,385,047

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	42,782,609	42,000,000	42,391,304	42,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.11	$0.01	$0.22	$0.03

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(UNAUDITED)

	Common Stock		Additional	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Paid-in Capital	Earnings	Income	Total

BALANCE AT JUNE 30, 2009	42,000,000	$42,000	1,055,432	$30,216,707	$4,099,677	$35,413,816

Recapitalization	18,000,000	18,000	(130,709)	-	-	(112,709)

Foreign currency translation gain	-	-	-	-	28,049	28,049

Net income	-	-	-	9,140,551	-	9,140,551
BALANCE AT DECEMBER 31, 2009	60,000,000	$60,000	$924,723	$39,357,258	$4,127,726	$44,469,707

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,140,551	$1,303,836
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	124,616	128,234
Provision for doubtful accounts	121,955	13,475
Deferred taxes	(8,314)	(18,004)
Gain on disposal of fixed assets	-	(5,970)
Loss on settlement of accounts receivable and accounts payable for fixed assets	61,633	-

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(809,078)	(3,872,250)
Inventories	(8,353,060)	823,107
Prepayments for goods	30,197	212,478
Prepaid expenses and other receivables	(2,862)	131,121
Due from employees	(214,668)	22,336
Due from related parties	(183,762)	231,943

Increase (Decrease) In:
Accounts payable	636,349	(3,174,655)
Value added tax payable	12,188,453	91,517
Other payables	(680,197)	21,575
Taxes payable	1,693,117	536,162
Customer deposits	(88,477)	(1,183,346)
Due to employees	(482,459)	45,747
Due to related parties	(338,316)	126,627
Accrued expenses and dividend payable	289,574	117,875
Net cash provided by (used in) operating activities	13,125,252	(4,448,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(96,197)	(62,831)
Purchases of construction in progress	(682,561)	(40,621)
Proceeds from disposal of fixed assets	-	34,415
Reverse merger, net of cash acquired	1,109	-
Repayment of notes receivable	51,499,380	29,358,052
Issuance of notes receivable	(64,904,916)	(23,671,695)
Net cash (used in) provided by investing activities	(14,183,185)	5,617,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,923,558	582,835
Repayments of short-term loans	(2,335,923)	(789,742)
Repayments of notes payable	(1,018,846)	(318,522)
Proceeds from notes payable	1,527,559	-
Repayments of long-term debt	(101,597)	-
Dividend paid	-	(913,026)
Net cash provided by (used in) financing activities	$994,751	$(1,438,455)

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)
	2009	2008

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(63,182)	(269,327)
Effect of exchange rate changes on cash	55,205	145,931
Cash and cash equivalents at beginning of period	127,576	164,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,599	41,039

SUPPLEMENTARY CASH FLOW INFORMATION
	2009	2008
Income taxes paid	$9,712	$2,777
Interest paid	$194,876	$212,555

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the six months ended December 31, 2009, accounts receivable with a carrying amount of $523,317 was settled by a fixed asset with a fair value of $95,016 and inventories with a fair value of $359,822, resulting in a loss of $68,479.

2. During the six months ended December 31, 2009, accounts payable with a carrying amount of $36,544 was settled by a fixed asset with a net book value of $29,698, resulting in a gain of $6,846.

3. During the six months ended December 31, 2009 and 2008, $297,775 and $60,034 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the condensed consolidated financial statements

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wasatch Food Services, Inc., (“Wasatch” or the “Company”) was incorporated under the laws of the State of Nevada on December 20, 2006 to engage as a franchisee of certain restaurants in the State of Idaho through its wholly owned subsidiary, Wasatch Food Services of Idaho, Inc. ("Bajio").

Wasatch has been unsuccessful in developing Bajio into a profitable business. On December 28, 2009, Wasatch entered into a stock purchase agreement to sell one hundred percent (100%) of the capital stock of Bajio in consideration of a payment of $1,000 in addition to the assumption by Bajio of certain liabilities of Wasatch as more fully set forth in the purchase agreement.

In accordance with ASC 360-10 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long−Lived Assets,”) the assets and liabilities of the Bajio as of December 31, 2009 are removed from the detail line items to the “discontinued operation” of the Company’s financial statements.

Jolly Promise Limited (“JPL”) was incorporated under the laws of the British Virgin Islands (“BVI”) on July 2, 2008 and is a wholly-owned subsidiary of Welldone Pacific Limited. (“WPL”), a BVI registered company.

On August 6, 2009, JPL entered into a share exchange agreement with the shareholder of Hong Kong Sindhi Fuel Injection Co., Ltd. (“HKSIND”), a company incorporated in Hong Kong. Pursuant to the share exchange agreement, JPL acquired all of the issued and outstanding common stock of HKSIND. As a result of the share exchange, HKSIND became a wholly-owned subsidiary of JPL.

On October 24, 2009, HKSIND established a new company, Weifang Huajie Fuel Injection System Co., Ltd. (“Huajie”), as the sole shareholder under the laws of PRC.

Weifang Xinde Fuel Injection System Co., Ltd. (“Xinde”) is an investment holding company. The principal activities of Xinde and its subsidiaries are the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the People’s Republic of China (the “PRC”) and overseas markets.

On November 13, 2009, all the shareholders of Xinde entered into a share exchange agreement with Huajie to transfer all the shares of Xinde to Huajie for $116,418 in cash. Huajie is a new company established under the laws of the PRC solely by HKSIND, a company incorporated in Hong Kong, on October 24, 2009. As a result of the share exchange, Xinde became a wholly-owned subsidiary of Huajie. Huajie and Xinde only act as holding companies with no operations or expenses, and therefore, the business of Huajie will continue to be that of Xinde’s wholly-owned subsidiaries, Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan"), Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”) and Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”).

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On December 28, 2009, Wasatch Food Services Inc. (“Wasatch”) executed a share exchange agreement by and between Wasatch, Jolly Promise Ltd. (“JPL”) and Welldone Pacific Limited., a British Virgin Islands Company which owns 100% of JPL (the “JPL’s shareholder”). Under the share exchange agreement, Wasatch issued 42,000,000 shares of its common stock, representing 70% of the Wasatch’s issued and outstanding common stock after giving effect to the cancellation of 13,038,692 shares on December 28, 2009, to JPL’s shareholder in exchange for 100% of the common stock of JPL. Prior to the transaction, Wasatch had a total of 18,000,000 shares of common stock issued and outstanding. After the closing of the transaction, Wasatch had a total of 60,000,000 shares of common stock issued and outstanding, with JPL’s shareholder owning 70% of the total issued and outstanding shares of Wasatch’s common stock, and the balance held by those who held shares of Wasatch’s common stock prior to the closing of the exchange. This share exchange transaction resulted in JPL’s shareholder obtaining a majority voting interest in Wasatch.

After the share exchange, JPL and its wholly-owned subsidiaries became a wholly-owned subsidiary of Wasatch, and Xinde became the principal operating subsidiary. The exchange transaction was accounted for as a reverse acquisition in accordance with ASC 805-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 "Business Combinations". The acquisition is accounted for as the recapitalization of Xinde. Accordingly, the condensed consolidated statements of income include the results of operations of Xinde and its subsidiaries from July 1, 2009 and 2008, and the results of operations of Wasatch from the acquisition date through December 31, 2009.

Details of Wasatch and its subsidiaries (the “Company”) as of December 31, 2009 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

Jolly Promise Ltd. (“JPL”)	British Virgin Island July 2, 2008	Wholly-owned subsidiary of Wasatch	Investment holding company

H.K. Sindhi Fuel Injection Co., Ltd (“HKSIND”)	Hong Kong, PRC, June 7, 2004	Wholly-owned subsidiary of JPL	Investment holding company

Weifang Huajie Fuel Injection Co., Ltd. (“Huajie”)	Shandong, PRC October. 24 2009	Wholly-owned subsidiary of HKSIND	Investment holding company

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Name	Place and Date of Establishment/ Incorporation	Relationship	Principal Activities

Weifang Xinde Fuel Injection System Co., Ltd. (“Xinde”)	Shandong, PRC October 29, 2007	Wholly-owned subsidiary of Huajie	Investment holding company

Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan")	Shandong, PRC, December 21, 2001	Wholly-owned subsidiary of Xinde	Design, development, manufacture, and commercializing of fuel injection pump, diesel fuel injection systems and injectors

Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”)	Shandong, PRC September 19, 2003	Wholly-owned subsidiary of Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”)	Shandong, PRC October 20, 2003	Wholly-owned subsidiary of Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements and for the three and six months ended December 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in Form 8-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (CONTINUED)

On July 1, 2009, The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The adoption of this standard had no impact on the Company’s consolidated financial statements.

NOTE 3 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

• Level 1—defined as observable inputs such as quoted prices in active markets;
• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2009 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2009 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$119,599	$119,599	$-	$-
Bank acceptance notes	$13,571,563	$13,571,563	$-	$-

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents. The Company maintains no bank account in the United States of America.

(d)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(e)	Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter.  Estimated useful lives are as follows:

Buildings	30 years
Machinery	10 years
Motor vehicles	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

(g)	Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of buildings or machinery and design fees. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until the assets are completed and ready for their intended use.

(h)	Land Use Rights

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.  The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment in 2009 and 2008.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller's price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between three and six months after the sale. The Company does not estimate and accrue a warranty reserve because warranty claims have historically been infrequent and insignificant. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which warranty claims occur. During the six months ended December 31, 2009 and 2008, warranty expense was $77,765 and $44,832 for respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the six months ended December 31, 2009 and 2008 are $11,070 and $6,312, respectively. All the retirement benefits expenses are included in general and administrative expenses.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 14.

(m)	Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	December 31, 2009	June 30, 2009	December 31, 2008
Period end RMB : US$ exchange rate	6.8372	6.8448	-
Period average RMB : US$ exchange rate	6.8410	-	6.8630

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(n)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation (loss) gain.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and six month ended December 31, 2009 and 2008.

(p)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales by the Company outside of the PRC were insignificant for the three and six months ended December 31, 2009 and 2008.

(q)	Recent Accounting Pronouncements

Effective January 1, 2009, the FASB issued ASC 810-10 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has determined that ASC 810-10 does not materially affect, or is reasonably likely to materially affect its financial statements.

Effective January 1, 2009, the FASB issued ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133), which amends SFAS No.133 and expands disclosures to include information about the fair value of derivatives, related credit risks and a company's strategies and objectives for using derivatives. ASC 815-10 is effective for fiscal periods beginning on or after November 15, 2008. The Company has determined that ASC 815-10 does not materially affect, or is reasonably likely to materially affect its financial statements.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05), Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues ASC 815-40 (formerly EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and ASC 815-40 (formerly EITF 05-2), The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument).  The adoption of ASC 815-40 did not have a material effect on the condensed consolidated financial statements as of September 30, 2009.

On April 1, 2009, the FASB approved ASC 805-20 (formerly FSP FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in ASC 450-10 (formerly SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,”) to determine whether the contingency should be recognized as of the acquisition date or after it. The Company is currently evaluating the potential impact of adopting this statement.

ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2) amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt this ASC for interim and annual reporting periods ending after June 15, 2009. This ASC does not require disclosures for periods presented for comparative purposes at initial adoption. This ASC requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Recent Accounting Pronouncements (Continued)

On April 9, 2009, the FASB also approved ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by ASC 825-10, Interim Financial Reporting. The Company is required to adopt this ASC for interim and annual reporting periods ending after June 15, 2009. This ASC does not require disclosures for periods presented for comparative purposes at initial adoption. This ASC requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the potential impact of adopting this statement.

NOTE 5 – CONCENTRATIONS

(a)           Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Six Months Ended		Accounts Receivable
	December 31,		December 31,
Major Customers	2009	2008	2009	June 30, 2009

Company A	3.7%	4.8%	-	-
Company B	2.7%	-	2.4%	-
Company C	2.6%	-	2.0%	-
Company D	2.3%	-	0.1%	-
Company E	2.3%	-	3.1%	-
Company F	-	4.2%	-	-
Company G	-	3.7%	-	0.7%
Company H	-	3.4%	-	4.4%
Company I	-	3.3%	-	3.9%

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 5 – CONCENTRATIONS (CONTINUED)

(b)           Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:
	Purchases		Accounts Payable
	Six Months Ended
	December 31,		December 31,
Major Suppliers	2009	2008	2009	June 30, 2009
Company J	7.0%	8.6%	-	1.0%
Company K	4.3%	4.6%	-	-
Company L	2.8%	-	0.5%	-
Company M	4.3%	3.8%	3.7%	0.1%
Company N	1.9%	-	1.1%	-
Company O	-	8.0%	-	0.1%
Company P	-	3.2%	-	-

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
Raw materials	$9,714,463	$6,186,654
Work-in-progress	649,465	580,377
Finished goods	6,200,088	1,084,102
Total inventories	$16,564,016	$7,851,133

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 7 – NOTES RECEIVABLE FROM UNRELATED/RELATED INDIVIDUALS

Notes receivable from unrelated/related individuals consist of the following:

		December 31, 2009	June 30, 2009
		(Unaudited)
Notes receivable from unrelated individuals:
Due December 30, 2009, interest at 10% per annum (subsequently settled on its due date)		$-	$25,640
Due December 30, 2009, interest at 10% per annum (subsequently settled on its due date)		-	21,915
Due December 24, 2010, interest at 10% per annum		25,669	-
Due December 24, 2010, interest at 10% per annum		21,939	-
Total		$47,608	47,555

Notes receivable from related individuals:
Due December 30, 2009, interest at 10% per annum (subsequently settled on its due date)	(a)	-	1,461
Due March 31, 2010, interest at 7.2% per annum (subsequently received on January 25, 2010 in advance)	(b)	555,783	555,169
Total		$555,783	$556,630

Notes receivable from unrelated individuals are unsecured.

(a) This note is due from Mr. Li Zengshan, who is the director and 12.73% shareholder of the Company. The balance represents a loan from the Company which was unsecured.

(b) This note is due from Mr. Jin Xin, who is director and 12.73% shareholder of the Company. The balance represents a loan from the Company which is unsecured.

NOTE 8 – BANK ACCEPTANCE NOTES

	December 31, 2009	June 30, 2009
	(Unaudited)
Bank acceptance notes (aggregated by month of maturity):
Due July, 2009 (subsequently settled on its due date)	-	156,980
Due January, 2010 (subsequently settled on its due date)	534,766	-
Due February, 2010 ($53,851 was subsequently settled on its due date)	1,753,376	-
Due March, 2010	4,471,567	-
Due April, 2010	2,623,882	-
Due May, 2010	2,250,044	-
Due June, 2010	1,937,928	-
Total	$13,571,563	$156,980

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 9 – DUE FROM/TO RELATED PARTIES

(I)	Due From Related Parties

		December 31, 2009	June 30, 2009
		(Unaudited)
Jin Xin	(a)	192,617	-
Liu Huixiang	(g)	5,730	-
Jin Ping	(b)	$-	$14,584
Total due from related parties		$198,347	$14,584

(II)	Due To Related Parties

		December 31, 2009	June 30, 2009
		(Unaudited)
Liu Dianjun	(c)	$391,655	$403,475
Li Zengshan	(d)	68,242	45,668
Jin Xin	(a)	-	395,406
Zhang Qixiu	(e)	32,177	-
Jin Wei	(f)	14,158	-
Total due to related parties		$506,232	$844,549

(III)	Due From Employees

		December 31, 2009	June 30, 2009
		(Unaudited)
Current		$318,537	$103,869
Total due from employees	(h)	$318,537	$103,869

(IV)	Due To Employees

		December 31, 2009	June 30, 2009
		(Unaudited)
Current		$134,260	$616,719
Total due to employees	(i)	$134,260	$616,719

(a)
Jin Xin is the shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The receivable balance represented traveling advances, which were unsecured, interest-free and collectible on demand. The payable balance represented prepayments for goods paid by Jin Xin on behalf of the Company, which are unsecured, interest-free and has no fixed repayment term.

(b)	Jin Ping is the brother of Jin Xin, also see (a). The receivable balance represented a traveling advance, which was unsecured, interest-free and collectible on demand.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 9 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(c)
Liu Dianjun is a 34.44% shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent money advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(d)
Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances of $45,668 represent an unpaid dividend, and the balance of $22,574 represents business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and has no fixed repayment term.

(e)
Zhang Qixiu is the mother of Jin Xin, also see (a). The balance represents business related expenses paid by Zhang Qixiu on behalf of the Company, which are interest-free, unsecured and have no fixed repayment term.

(f)	Jin Wei is the brother of Jin Xin, also see (a). The balance represents money advanced from Jin Wei, which is interest-free, unsecured and have no fixed repayment term.

(g)	Liu Huixiang is the son of Liu Dianjun, also see (c). The balance represented the advance for daily business operation, which is unsecured, interest-free and receivable on demand.

(h)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

(i)
Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

NOTE 10 – LAND USE RIGHTS

Land use rights consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Cost of land use rights	$1,082,192	$1,082,192
Less: Accumulated amortization	(127,442)	(116,172)
Land use rights, net	$954,750	$966,020

Amortization expense for the six months ended December 31, 2009 and 2008 was $11,270 and $11,234 respectively.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 10 – LAND USE RIGHTS (CONTINUED)

Amortization expense for the next five years and thereafter is as follows:

2010 (six months)	$11,270
2011	22,540
2012	22,540
2013	22,540
2014	22,540
Thereafter	853,320
Total	$954,750

Two land use rights with an aggregate net book value of $52,446 and $53,170 at December 31, 2009 and June 30, 2009, respectively, were registered in the names of two management members of the Company. The Company’s PRC legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by in June, 2010. These two land use rights were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholders of the Company) in the amounts of $413,992 and $78,564, respectively. Also see Note 17.

At December 31, 2009 and June 30, 2009, the net book value of land use rights pledged as collateral for bank loans was $743,467 and $752,059, respectively. Also see Note 12.

NOTE 11 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
At cost:
Buildings	$2,806,581	$2,505,871
Machinery and equipment	1,014,664	988,414
Office equipment	47,376	40,279
Motor vehicles	428,917	301,104
	4,297,538	3,835,668
Less : Accumulated depreciation
Buildings	(380,530)	(336,677)
Machinery and equipment	(557,725)	(507,106)
Office equipment	(32,546)	(27,282)
Motor vehicles	(236,642)	(223,840)
	(1,207,443)	(1,094,905)
Plant and equipment, net	$3,090,095	$2,740,763

Depreciation expense for the six months ended December 31, 2009 and 2008 was $113,346 and $117,000 respectively.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 11 – PLANT AND EQUIPMENT (CONTINUED)

At December 31, 2009, the legal title to five motor vehicles and two office buildings with a total net book value of $82,118 and $648,247 were registered in the names of management members of the Company. The Company’s PRC legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the other four motor vehicles will be completed by the end of June, 2010.

Two office buildings were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholder of the Company) in the amounts of $413,762 and $78,503, respectively. Also see Note 17.

Application for ownership certificates of twelve buildings with an aggregate net book value of $1,200,029 is in progress. The Company’s PRC legal counsel has confirmed the ownership of the ten buildings by the Company. One of the twelve building’s ownership certificate was subsequently received on January 8, 2010. The application for the certificates of the buildings is expected to be completed in June, 2010.

At December 31, 2009 and June 30, 2009, the net book value of plant and equipment pledged as collateral for bank loans was $73,259 and $993,461, respectively. Also see Note 12.

NOTE 12 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31, 2009	June 30, 2009
	(Unaudited)
Weifang City Commercial Bank:

Monthly interest only payments at 7.97% per annum, due May 14, 2010, secured by a land use right owned by the Company. Also see Note 10. (Repaid on August 16, 2009 in advance)	$-	$292,194

Rural Credit Cooperative:

Monthly interest only payments at 7.97% per annum, due April 20, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd.	131,633	131,487

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 12 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2009	June 30, 2009
	(Unaudited)
Bank of Communications

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a land use right owned by the Company. Also see Note 10. (Repaid on its due date)	$-	$464,589

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a building owned by the Company. Also see Notes 10 and 11. (Repaid on its due date)	-	993,461

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 10.	146,259	-

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a building owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 11.	585,035	-

Weifang Commercial Bank

Monthly interest only payments at 9.7% per annum, due August 16, 2009, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	-	292,194

Monthly interest only payments at 7.43% per annum, due June 17, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	292,517	-

Monthly interest only payments at 7.43% per annum, due July 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	585,035	-

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	292,517	-

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 12 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2009	June 30, 2009
	(Unaudited)
Industrial and Commercial Bank of China:

Monthly interest only payments at 5.84% per annum, due May 6, 2010, secured by a land use right owned by the Company. Also see Note 10.	$511,905	$511,340

Monthly interest only payments at 5.84% per annum, due April 20, 2010, secured by land use right owned by the Company. Also see Note 10.	73,129	73,049

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due September 2, 2010, borrowed by Hengyuan, guaranteed by a shareholder, Liu Dianjun and Xinde.	731,294	-
Total	$3,349,324	$2,758,314

Interest expense for short-term bank loans for the six months ended December 31, 2009 and 2008 was $199,059 and $186,409 respectively.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 13 – NOTES PAYABLE

Notes payable consist of the following:

		December 31, 2009	June 30, 2009
		(Unaudited)
Notes payable to an unrelated individual:

Due January 21, 2010, interest at 10% per annum (subsequently settled on its due date)		$42,415	$42,368
Due December 24, 2010 interest at 10% per annum		97,897	-
Due December 30, 2009, interest at 10% per annum (Settled on its due date)		-	131,487
Subtotal		140,312	173,855

Notes payable to related individuals:

Due May 12, 2010, interest at 5.76% per annum (Settled in advance)	(a)	-	29,219
Due May 12, 2010, interest at 5.76% per annum	(a)	32,502	32,466
Due December 30, 2009, interest at 10% per annum (Settled on its due date)	(b)	-	94,963
Due August 4, 2010, interest at 6.91% per annum	(b)	71,166	-
Due December 24, 2010, interest at 10% per annum	(b)	95,068	-
Subtotal		198,736	156,648

Bank acceptance notes:

Due March 11, 2010		438,776	-
Due August 2, 2009 (Settled on its due date)		-	438,293
Due April 29, 2010		146,259	-
Subtotal		585,035	438,293

Total		$924,083	$768,796

(a)	The notes are or were due to Mr. Liu Dianjun, who is a 34.44% shareholder of the Company. The current balance represents a loan to the Company which is unsecured.

(b)	This note is due to Mr. Li Zengshan, who is a shareholder of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 14 – LONG -TERM DEBT

Long-term debt consists of the following:
		September 30, 2009	June 30, 2009
		(Unaudited)
Notes payable to related individuals:

Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	$342,826	$-
Due May 12, 2013, interest at 5.76% per annum (Settled in advance)	(a)	-	76,505
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	46,044	55,861
Total		$388,870	$132,366

(a)	The current note is due to Mr. Liu Dianjun, who is a 34.44% shareholder of the Company. The balance represents a loan to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, who is a shareholder of the Company. The balance represents a loan to the Company to support business operations.

Notes payable to related individuals are unsecured.

NOTE 15 –TAXES

(a)	Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan is 25%.  In 2009 and 2008, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly "FIN 48", an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2009, the Company did not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the six months ended December 31, 2009 and 2008 are summarized as follows:

	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Current:
Provision for CIT	$1,697,205	$538,236

Deferred:
Provision for CIT	(8,313)	(17,501)

Income tax expense	$1,688,892	$520,735

The Company’s income tax expense differs from the “expected” tax expense for the six months ended December 31, 2009 and 2008 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	December 31, 2009	December 31, 2008
	(Unaudited)	(Unaudited)
Computed “expected” expense	$2,594,943	$456,259
Permanent differences	(37,282)	(24,215)
Favourable tax rates	(868,769)	88,691

Income tax expense	$1,688,892	$520,735

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2009 and June 30, 2009 are as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
Deferred tax assets:
Current portion:
Sales	$635	$15,621
Bad debt provision	51,222	20,694
Expenses	60,444	54,703
Subtotal	$112,301	$91,018

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

	December 31 2009	June 30, 2009
	(Unaudited)
Deferred tax liabilities:
Current portion:
Sales cut-off	$(23,114)	$(19,065)
Others	(25,743)	(19,218)
Subtotal	(48,857)	(38,283)

Net deferred tax assets - current portion	63,444	52,735

Deferred tax assets:
Non-current portion:
Depreciation	105,627	99,921
Amortization	14,750	22,851
Subtotal	120,377	122,772

Net deferred tax assets - non-current portion	120,377	122,772

Total net deferred tax assets	$183,821	$175,507

(b) Tax Holiday Effect

For the six months ended December 31, 2009 and 2008 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the six months ended December 31, 2009 and 2008.

The combined effects of the favorable tax rates available to the Company for the six months ended December 31, 2009 and 2008 are as follows:

	For the Six Months Ended December 31 (Unaudited)
	2009	2008
Tax holiday effect	$(868,769)	$88,691
Basic net income per share effect	$0.020	$0.002

(c)  Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

WASATCH FOOD SERVICES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

On January 1, 2002, the export policy of VAT "Exemption, Credit and Refund" began to apply to all exports by manufacture-based enterprises. In accordance with this policy, exported goods are exempted from output VAT and the input VAT charged for purchases of the raw materials, components and power consumed for the production of the exported goods may be refunded. The refund rates of diesel engine related products applicable to the company are from 13% to 17%.

The VAT payable was $12,278,064 and $89,611 at December 31, 2009 and June 30, 2009, respectively.

NOTE 16 – DIVIDENDS

For the six months ended December 31, 2008, the Company declared and paid cash dividends of $913,026.  The dividend payable was $85,247 and $92,072 at December 31, 2009 and June 30, 2009, respectively. Also see Note 9(d).

NOTE 17 – CONTINGENCIES

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, 34.44% shareholder of the company, from Industrial and Commercial Bank of China with a guarantee amount of $78,503. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 10 and 11)

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, 12.73% shareholder of the company, from the Industrial and Commercial Bank of China with a guarantee amount of $413,762. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 10 and 11)

NOTE 18 – COMMITMENT

The Company has a capital commitment of approximately $575,939 for the construction of the new production line in connection with the new plant as of December 31, 2009.

NOTE 19 – SUBSEQUENT EVENTS

In preparing the condensed consolidated financial statements, the Company has evaluated all subsequent events and transactions for potential recognition or disclosure through February 16, 2010, the date the condensed consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of Wasatch Food Services, Inc. (the “Company” or “Wasatch”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Prior Operations of the Company

Wasatch was incorporated in Nevada in December 2006 to engage as a franchisee of BAJIO® Mexican Grill restaurants in the State of Idaho. In January 2007, Wasatch was assigned certain rights under an area development agreement with Bajio, LLC (the franchisor) that granted Wasatch the right to develop four BAJIO® restaurant locations in Southern Idaho through December 31, 2009. In October 2007, Wasatch entered into its first franchise agreement in Boise, Idaho and thereafter entered into a lease, furnished and equipped the space and opened for business in November 2007. Wasatch failed to open any additional BAJIO® restaurants within the time periods set forth in the area development agreement and lost its right to develop such additional restaurants. During this time and up to December 29, 2009, Wasatch conducted its operations solely through its wholly-owned subsidiary, Bajio.

Wasatch was unsuccessful in developing Bajio into a profitable business. Since inception in December 2006 through December 31, 2009, Wasatch’s operating costs and expenses exceeded its operating revenues, resulting in an accumulated deficit of $560,673. Wasatch had funded its start-up costs and the excess of its costs and expenses over its operating revenues primarily from the sale of its Common Stock and notes payable to related parties and to its bank. As of December 31, 2009, Wasatch had current assets of $21,377 (including cash of $6,193) and current liabilities of $334,756, resulting in a working capital deficiency of $313,379.

Wasatch executed a purchase agreement to sell Bajio following the consummation of the share exchange transaction described in the section below.

The Share Exchange Transaction

On December 28, 2009 (the “Closing Date”), Wasatch entered into a share exchange agreement, or the Exchange Agreement, with Jolly Promise Limited, an investment holding company organized under the laws of the British Virgin Islands (“Jolly”) and the stockholder of Jolly, Welldone Pacific Limited, a limited company organized under the laws of the British Virgin Islands (the “Stockholder”). As a result of the share exchange, or the Exchange, Wasatch acquired all of the issued and outstanding securities of Jolly from the Stockholder in exchange for forty-two million (42,000,000) newly-issued shares of Wasatch’s common stock, par value $0.001 per share (“Common Stock”). Immediately following the Exchange, the Stockholder owned seventy percent (70%) of the sixty million (60,000,000) issued and outstanding shares of voting capital stock of Wasatch. As a result of the Exchange, Jolly became a wholly-owned subsidiary of Wasatch.

Following the Exchange, the corporate structure of the Company consisted of Jolly, a wholly-owned subsidiary of the Company, Jolly’s wholly-owned subsidiary, Hong Kong Sindhi Fuel Injection Company Limited, a Hong Kong company (“HKSind”), HKSind’s wholly-owned subsidiary, Weifang Huajie Fuel Injection Company Limited, a People’s Republic of China or PRC company (“Huajie”), Huajie’s wholly-owned subsidiary, Weifang Xinde Fuel Injection System Company Limited, a PRC company (“Weifang”) and Weifang’s wholly-owned subsidiaries, Huaxin Diesel Engine Co., Ltd., a PRC company (“Huaxin”), Hengyuan Oil Pump and Oil Fitting Co., Ltd., a PRC company (“Hengyuan”) and Jinma Diesel Engine Co., Ltd., a PRC company (“Jinma” and together with Jolly, HKSind, Huajie, Weifang, Huaxin and Hengyuan, the “Subsidiaries”). The principal business activities of the Company and its Subsidiaries consist of the production and marketing of fuel injection systems, non-vehicle diesel engines, and diesel generator technology.

Our Common Stock is currently traded on the Over-The-Counter Bulletin Board and on the Pink Sheets under the symbol “WTFS.OB”.

Current Operations of the Company

Introduction

Our Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the People’s Republic of China. However, our products compete in three primary product segments, namely (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components, and agricultural machinery and construction machinery) greatly reduces our comprehensive costs which in turn, increases our competitiveness.

Summary of the Company’s Current Business

Our Company is based in China’s Shandong Province in the city of Weifang, where many large and medium-sized diesel engine enterprises and relevant products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.

We have developed fuel injection system products that we believe will meet the Euro III Emissions Standard, which will become most relevant in light of China’s initiative to implement the Euro III Emissions Standard in July 2010. Furthermore, we believe that we are China’s only company with exclusive intellectual property rights for fuel injection systems meeting such Euro III Emissions Standard which could lead to broad market appeal. Due to our strict technical standards and quality control in production process, our products have become well-known brands in their markets throughout China. Our Company has always placed quality control first and we received our ISO9001 certification in 2005. Moreover, our products have been deemed “inspection-free” goods. During China’s “Eleventh Five-Year Plan” (2006 through 2010), we intend to implement and pass ISO/TS16949 standards which are the most advanced in China’s automobile industry.

Our products feature a cost and price advantage arising from our independently owned intellectual property. For example, our integrated electromechanical electronically-controlled high-pressure fuel injection system with common rail sells for RMB7,000 (US$1,029) per set as compared with products produced by some of our largest competitors (BOSCH and DENSO) which offer comparable products for RMB15,000 (US$2,011) per set. As a result, we believe such products will quickly gain market share and be instrumental in improving our competitive position and brand influence.

We also have a long-term relationship with Tianjin University’s Combustion Laboratory of Combustion Engines, a national key laboratory located in Tianjin, China, which contributes to our growing expertise and reputation in the field of integrated electromechanical electronically-controlled high-pressure fuel injection systems with common rail in China. In addition, we have an experienced team of in-house technicians which contributes to our product’s technical content and ultimately, our core competitiveness.

Through independent development, cooperation and introduction, we have developed a variety of diesel engine injector assemblies for Sitair, 170, 190 and 105 models as well as multi-cylinder No. 1, BX, BXD, IIW and DT12/24-10X (electronic regulator) injection pump assemblies and oil transfer pumps. In addition, we have fully acquired the production process and technology for EGR (Exhaust Gas Recirculation) diesel engines and gas power generators that are in growing demand in the marketplace.

Each of the Company’s subsidiaries has its own marketing network. The Company’s goal is to utilize each of such networks to create a countrywide network. The company has made its after-sales service a priority, setting up a special after-sales service management department to provide users with after-sales services.

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: 852-28450504.

Description of the Company’s Business Segments

The Company’ products compete in three primary product segments, namely (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components, and agricultural machinery and construction machinery) greatly reduces our comprehensive costs which in turn, increases our competitiveness.

A list of our products and services can be found in our Current Report on Form 8-K as filed with the SEC on December 29, 2009 and on our website at http://www.chinaxinde.cn.

Enterprise Marketing Strategy and Methods of Distribution

We have established nationwide marketing and after-sale service networks in China. We have established more than twenty branches throughout China, including Fu’an, Guangzhou, Dongguan, Jiangdu, Chengdu, Chongqing, Kunming, Taiyuan, Shenyang, Changsha and Urumchi. The Company employs agents throughout China, who receive commissions on the amount of products that they help the Company to sell. Agreements with such agents are generally formed during national trade fairs or other types of trade exhibitions. We pay for transportation expenses and the products are generally delivered via road vehicles.

Mobile technicians operate our after-sales network. Each is assigned to a different geographical area.

Sources and Availability of Raw Materials from Suppliers

No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the six months ended December 31, 2009.

Key Customers

No single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the six months ended December 31, 2009.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with generally accepted accounting principles in the United States, which require us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, to disclose contingent assets and liabilities on the date of the financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than other in their application.

This section should be read together with the Summary of Significant Accounting Policies included as Note 4 to the Condensed Consolidated Financial Statements included herein.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

Plants and Equipment

Plants and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided over their estimated useful lives, using the straight-line method. Leasehold improvements are amortized over the life of the asset or the term of the lease, whichever is shorter.  Estimated useful lives are as follows:

•	Buildings	30 years

•	Machinery	10 years

•	Motor vehicles	5 years

•	Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller's price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between three and six months after the sale. The Company does not estimate and accrue a warranty reserve because warranty claims have historically been infrequent and insignificant. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which warranty claims occur.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation (loss) gain.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and six month ended December 31, 2009 and 2008.

Recently Issued Accounting Pronouncement

A description of recent accounting pronouncements is set forth under “Recent Accounting Pronouncements” in Note 4 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Results of Operations

Comparison of Three Months Ended December 31, 2009 and 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For Three Months Ended December 31, 2009	% Of Revenue	For Three Months Ended December 31, 2008	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$35,750,798	100.00%	$10,510,018	100.00%	$25,240,780	240.16%
COST OF GOODS SOLD	(28,962,481)	(81.01)%	(9,676,825)	(92.07)%	(19,285,656)	199.30%
GROSS PROFIT	6,788,317	18.99%	833,193	7.93%	5,955,124	714.74%
Selling and distribution expenses	849,851	2.38%	288,902	2.75%	560,949	194.17%
General and administrative expenses	194,410	0.54%	160,074	1.52%	34,336	21.45%
INCOME FROM OPERATIONS	5,744,056	16.07%	384,217	3.66%	5,359,839	1395.00%
Interest expense, net	(70,647)	(0.20)%	(80,734)	(0.77)%	10,087	(12.49)%
Other income, net	4,482	0.01%	40,953	0.39%	(36,471)	(89.06)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	5,677,891	15.88%	344,436	3.28%	5,333,455	1548.46%
INCOME TAX	961,736	2.69%	57,401	0.55%	904,335	1575.47%
NET INCOME	4,716,155	13.19%	287,035	2.73%	4,429,120	1543.06%

Revenues

Revenues for the three months ended December 31, 2009 and 2008 were $35,750,798 and $10,510,018, respectively. The increase in revenues of $25,240,780 was mainly attributable to an increase in the domestic economy trend which led to a dramatic increase in market demand, successful marketing efforts, retaining existing customers, addition of large customers and the Company’s optimization of its manufacturing capacity. The Company enlarged the production lines of diesel engines and the selling of a full product range of electricity pumps and multi-cylinders which tripled its sales, amounting to $9,323,284 for the three months ended December 31, 2009 and $3,237,213 for the three months ended December 31, 2008.  The adoption of Chinese emission III standards also increased market demand with respect to environmental friendly products as compared to traditional diesel engines. As such, sales of our new environmental friendly products increased, driven by such increased demand, and revenues increased as compared to the same period in 2008.

Cost of Sales

Cost of sales was $28,962,481 for the three months ended December 31, 2009, an increase of $19,285,656 or 199.30%, as compared with $9,676,825 for the three months ended December 31, 2008. The total cost of sales increased generally in line with the sales volume increase. Cost of sales as a percentage of total revenues were 81.01% and 92.07% for the three months ended December 31, 2009 and 2008, respectively, with a decrease of approximately 11.06%. The decrease was the result of a decrease in the cost of raw materials as steel prices continued to decrease into 2009 and together with strengthened production cost control resulted in decreased production costs.

Selling and Distribution Expenses

Selling and distribution expenses, increased from $288,902 in the three months ended December 31, 2008 to $849,851 in the same period of 2009, representing a 194.17% increase. The increase was primarily due to an increase in sales commissions as a result of the Company’s expansion of its sales network.

General and Administrative Expenses

General and administrative expenses increased from $160,074 for the three months ended December 31, 2008 to $194,410 in the same period of 2009, or a 21.45% increase.

Other Income, Net

Other income was $4,482 for the three months ended December 31, 2009 compared to $40,953 for the three months ended December 31, 2008. This was primarily due to a loss of $39,727 on the settlement of accounts receivable and accounts payable for fixed assets.

Interest Expense, Net

Net interest expense declined by $10,087, or 12.49%, to $70,647 for the three months ended December 31, 2009, compared with $80,734 for the same period in 2008. This decrease was primarily attributable to an interest rate decline on bank loans and an increase in interest income related to notes receivable.

Net Income

Net income was $4,716,155 and $287,035 for the three  months ended December 31, 2009 and 2008, respectively. Such increase was primarily attributable to the increase in sales and gross margin.

Results of Operations

Comparison of Six Months Ended December 31, 2009 and 2008

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues:

	For Six Months Ended December 31, 2009	% Of Revenue	For Six Months Ended December 31, 2008	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$73,367,699	100.00%	$29,013,878	100.00%	$44,353,821	152.87%
COST OF GOODS SOLD	(60,590,584)	(82.58)%	(25,800,697)	(88.93)%	(34,789,887)	134.84%
GROSS PROFIT	12,777,115	17.42%	3,213,181	11.07%	9,563,934	297.65%
Selling and distribution expenses	1,282,423	1.75%	792,644	2.73%	489,779	61.79%
General and administrative expenses	487,529	0.66%	456,330	1.57%	31,199	6.84%
INCOME FROM OPERATIONS	11,007,163	15.00%	1,964,207	6.77%	9,042,956	460.39%
Interest expense, net	(176,936)	(0.24)%	(183,511)	(0.63)%	6,575	(3.58)%
Other (expenses) income, net	(784)	0.00%	43,875	0.15%	(44,659)	(101.79)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	10,829,443	14.76%	1,824,571	6.29%	9,004,872	493.53%
INCOME TAX	1,688,892	2.30%	520,735	1.79%	1,168,157	224.33%
NET INCOME	9,140,551	12.46%	1,303,836	4.49%	7,836,715	601.05%

Revenues

Revenues for the six months ended December 31, 2009 and 2008 were $73,367,699 and $29,013,878, respectively. The increase in revenues of $44,353,821 or 152.87% was mainly attributable to the ability of the Company’s new products to meet market demand. We optimized our production resources and increased our production lines to include both traditional products and new products. The scope and diversity of our products enabled us not only to satisfy additional orders, but also to take advantage of new market opportunities as well. Due to our ability to quickly respond to the market and the update of our product offerings, we had an increase in sales.

Cost of Sales

Cost of goods sold was $60,590,584 for the six months ended December 31, 2009, compared to $25,800,697 for the six months ended December 31, 2008. Expressed as a percentage of revenues, cost of goods sold was 82.58% for the six months ended December 31, 2009, compared to 88.93% for the six months ended December 31, 2008. The decrease in cost of goods sold as a percentage of revenues was mainly attributable to the significant increase in revenues due to the strong market demand as well as the sales increase for products which have higher gross margins.

Selling and Distribution Expenses

Selling and distribution expenses, increased from $792,644 for the six months ended December 31, 2008 to $1,282,423 in the same period of 2009, representing a 61.79% increase. It was mainly due to the increase in sales commissions to distributors for their outstanding performances resulting in our increase in revenues.

General and Administrative Expenses

General and administrative expenses increased from $456,330 for the six months ended December 31, 2008 to $487,529 in the same period of 2009, or a 6.84% increase.

Other Income, Net

Other expense was $784 for the six months ended December 31, 2009 compared to other income of $43,875 for the six months ended December 31, 2008. This was primarily due to a loss of $61,633 on the settlement of accounts receivable and accounts payable for fixed assets.

Interest Expense, Net

Interest expenses were $176,936 and $183,511 for the six months ended December 31, 2009 and 2008, respectively.  Such decrease was primarily attributable to an interest rate decline on bank loans and an increase in interest income related to notes receivable.

Net Income

Net income was $9,140,551 and $1,303,836 for the six months ended December 31, 2009 and 2008, respectively. Such increase was attributable to the Company’s expansion and development of new products.

Liquidity and Capital Resources

We generally finance our operations through our operating profit and borrowings from banks.

During the reporting periods, we arranged a number of bank loans to satisfy our financing needs. As of the date of this report, we have not experienced any difficulty in raising funds through bank loans, and we have not experienced any liquidity problems in settling our payables in the normal course of business and repaying our bank loans when they are due. We believe that the Company has adequate funds and capital with respect to conducting its business over the next twelve months.

The following table sets forth the summary of our cash flows, in dollars, for the periods indicated:

	Six Months Ended December 31 (Unaudited)
	2009	2008
Net cash provided by (used in) operating activities	$13,125,252	$(4,448,192)
Net cash (used in) provided by investing activities	$(14,183,185)	$5,617,320
Net cash provided by (used in) financing activities	$994,751	$(1,438,455)
Net decrease in cash and cash equivalents	$(63,182)	$(269,327)
Effect of exchange rate changes on cash	$55,205	$145,931
Cash and cash equivalents at beginning of period	$127,576	$164,435
Cash and cash equivalents at end of period	$119,599	$41,039

We believe that the level of financial resources is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities.  No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Operating Activities

Net cash provided by operating activities was $13,125,252 for the six months ended December 31, 2009, which is primarily attributable to our net income of $9,140,551 adjusted by non-cash depreciation and amortization of $124,616, increase in VAT payables of $12,188,453, increase in tax payable of  $1,693,117 and increase in accounts payable of $636,349, off-set by an increase in inventories of $8,353,060, increase in accounts receivable of $809,078,  decrease in due to employees of $482,459, and decrease in due to related parties of $338,316. Net cash used in operating activities was $4,448,192 for the six months ended December 31, 2008, which is primarily attributable to our net income of $1,303,836 adjusted by non-cash depreciation and amortization of $128,234, decrease in inventories of $823,107, increase in taxes payable of $536,162 and decrease in due from related parties of $231,943, off-set by an increase in accounts receivable of $3,872,250, decrease in accounts payable of  $3,174,655 and decrease in customer deposits of $1,183,346.

Investing Activities

Net cash used in investing activities was $14,183,185 for the six months ended December 31, 2009, which was primarily attributable to our repayments of notes receivable of $51,499,380, off-set by issuances of notes receivable of $64,904,916. Net cash provided by investing activities was $5,617,320 for the six months ended December 31, 2008, which was primarily attributable to repayments of notes receivable of $29,358,052, off-set by issuance of notes receivable of $23,671,695.

Financing Activities

Net cash provided by financing activities was $994,751 for the six months ended December 31, 2009, which was primarily attributable to our proceeds from short-term loans of $2,923,558, proceeds from notes payable of $1,527,559, off-set by repayments of notes payable of $1,018,846 and repayments of short-term loans of $2,335,923. Net cash used in financing activities was $1,438,455 for the six months ended December 31, 2008, which was primarily attributable to our proceeds from short-term loans of $582,835, off-set by dividend paid of $913,026, repayments of short-term loans of $789,742 and repayments of notes payable of $318,522.

Working Capital

Our working capital steadily increased to $39,689,708 as of December 31, 2009 as compared to $31,267,687 as of June 30, 2009. This increase was attributable to an increase in net income.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RMB Appreciation

The Company believes that inflation has not had a material effect on its operations to date.  However, continued appreciation of the RMB against the U.S. Dollar and its effect on the Company's export business, could have a material adverse effect on the Company.  In the event of a material adverse effect on the Company, our strategy would be to reduce our reliance on exports and to increase domestic sales.

The Company is Subject to Special Considerations do to its Operations in the PRC

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective during, and as of the end of, the fiscal quarter covered by this report, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2009, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

With the exception of the Exchange (as described in Item 2 herein above), during the quarter ended December 31, 2009, the Company had no unregistered sales of equity securities. For further information regarding the Exchange please see the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated December 28, 2009, by and among Wasatch Food Services, Inc., Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

3.1	Articles of Incorporation of Wasatch Food Services, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Bylaws of Wasatch Food Services, Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

10.1	Stock Purchase Agreement between Shaun Carter and Wasatch Food Services, Inc., dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

21	List of Subsidiaries of Wasatch Food Services, Inc.	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2010	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 16, 2010	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer