Form 10-Q
period 2010-03-31
Xinde Technology Co
filed 2010-05-17
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-53672

XINDE TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-812712
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Number 363, Sheng Li West Street, Weifang, Shandong Province,
The People’s Republic of China
(Address of principal executive offices)

(011) 86-536-8322068
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2010, the registrant had 60,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	F-1

ITEM 1. FINANCIAL STATEMENTS	F-1-F-32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4. CONTROLS AND PROCEDURES	14

PART II OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. (REMOVED AND RESERVED)	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

SIGNATURES	18

EXHIBIT 31.1	31.1

EXHIBIT 31.2	31.2

EXHIBIT 32.1	32.1

EXHIBIT 32.2	32.2

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended March 31, 2010 and 2009 (Unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009 (Unaudited)	F-6

Notes to Condensed Consolidated Financial Statements for the Three and Nine Months Ended March 31, 2010 and 2009 (Unaudited)	F-8-F-32

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$200,424	$127,576
Accounts receivable, net of allowance for doubtful accounts of $204,922 and $157,642 as of March 31, 2010 and June 30, 2009, respectively	38,714,637	37,791,206
Inventories	18,743,949	7,851,133
Notes receivable from unrelated individuals	47,615	47,555
Notes receivable from related individuals	-	556,630
Bank acceptance notes	15,188,269	156,980
Prepayments for goods	270,062	374,384
Prepaid expenses and other receivables	33,752	28,101
Due from employees	235,506	103,869
Due from related parties	4,593	14,584
Deferred taxes	54,930	52,735
Total Current Assets	73,493,737	47,104,753

LONG-TERM ASSETS
Plant and equipment, net	3,048,927	2,740,763
Land use rights, net	949,114	966,020
Construction in progress	681,675	296,239
Deposit for land use right	152,895	152,701
Deferred taxes	124,443	122,772
Total Long-Term Assets	4,957,054	4,278,495

TOTAL ASSETS	$78,450,791	$51,383,248

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,516,083	$5,220,636
Value added tax payable	12,246,481	89,611
Other payables	723,974	1,436,101
Short-term bank loans	3,642,428	2,758,314
Customer deposits	232,707	313,447
Notes payable, including related parties see Note 13	612,425	768,796
Income tax payable	5,596,440	3,424,846
Due to employees	189,280	616,719
Due to related parties	503,434	844,549
Accrued expenses and dividend payable	924,616	364,047
Total Current Liabilities	30,187,868	15,837,066

LONG-TERM LIABILITIES
Notes payable to related parties	360,600	132,366
Total Long-Term Liabilities	360,600	132,366

TOTAL LIABILITIES	30,548,468	15,969,432

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 160,000,000 shares authorized; 60,000,000 and 42,000,000 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	60,000	42,000
Additional paid-in capital	923,836	1,055,432
Retained earnings (the restricted portion is $204,069 at March 31, 2010 and June 30, 2009)	42,782,381	30,216,707
Accumulated other comprehensive income	4,136,106	4,099,677
TOTAL SHAREHOLDERS’ EQUITY	47,902,323	35,413,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$78,450,791	$51,383,248

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
REVENUES, NET	$26,836,259	$21,377,982	$100,195,028	$50,449,539

COST OF GOODS SOLD	(21,536,485)	(18,148,659)	(82,120,040)	(44,009,164)
GROSS PROFIT	5,299,774	3,229,323	18,074,988	6,440,375

Selling and marketing	784,740	396,378	2,066,833	1,189,011
General and administrative	688,419	144,026	1,175,618	600,457
INCOME FROM CONTINUING OPERATIONS	3,826,615	2,688,919	14,832,537	4,650,907

Interest expense, net	(78,009)	(103,383)	(254,920)	(286,875)
Other income (expense), net	15,510	(1,309)	14,718	42,595

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,764,116	2,584,227	14,592,335	4,406,627
INCOME TAXES	486,401	616,809	2,175,159	1,137,079

INCOME FROM CONTINUING OPERATIONS	3,277,715	1,967,418	12,417,176	3,269,548

DISCONTINUED OPERATION
Gain from disposition of discontinued operation	-	-	148,498	-
INCOME FROM DISCONTINUED OPERATION	-	-	148,498	-
NET INCOME	3,277,715	1,967,418	12,565,674	3,269,548

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	8,380	40,363	36,429	121,574

OTHER COMPREHENSIVE INCOME	8,380	40,363	36,429	121,574

COMPREHENSIVE INCOME	$3,286,095	$2,007,781	$12,602,103	$3,391,122

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	60,000,000	42,000,000	48,175,182	42,000,000
INCOME PER SHARE FROM CONTINUING OPERATIONS, BASIC AND DILUTED	$0.06	$0.05	$0.26	$0.08
INCOME PER SHARE FROM NET GAIN FROM DISCONTINUED OPERATION, BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.06	$0.05	$0.26	$0.08

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,565,674	$3,269,548
Net income from discontinued operation	(148,498)	-
Income from continuing operations	12,417,176	3,269,548

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	192,231	193,107
Provision for doubtful accounts	121,965	13,579
Deferred taxes	(3,865)	7,328
Gain on disposal of fixed assets	-	(7,772)
Loss on settlement of accounts receivable and accounts payable for fixed assets	61,638	-

(Increase) Decrease In:
Accounts receivable	(1,568,755)	(6,428,181)
Inventories	(10,532,965)	(894,827)
Prepayments for goods	104,321	(187,545)
Prepaid expenses and other receivables	(3,316)	59,702
Due from employees	(131,637)	82,614
Due from related parties	9,991	493,396

Increase (Decrease) In:
Accounts payable	330,994	(2,903,371)
Value added tax payable	12,156,870	121,920
Other payables	(712,127)	(5,211)
Taxes payable	2,171,594	1,127,015
Customer deposits	(80,740)	(1,263,848)
Due to employees	(427,440)	208,041
Due to related parties	(341,115)	117,579
Accrued expenses	567,388	(39,986)
Net cash provided by (used in) operating activities	14,332,208	(6,036,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(116,636)	(120,606)
Purchases of construction in progress	(682,616)	(186,511)
Proceeds from disposal of fixed assets	-	56,306
Proceeds from disposition of discontinued operation	1,000	-
Reverse merger, net of cash acquired	1,109	-
Notes receivable	(14,464,592)	8,925,020
Net cash (used in) provided by investing activities	$(15,261,735)	$8,674,209

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	$3,216,172	$583,201
Repayments of short-term loans	(2,336,110)	(1,027,892)
Repayments of notes payable	(1,498,655)	(644,048)
Proceeds from notes payable	1,695,772	867,512
Repayments of long-term debt	(126,999)	-
Dividend payable	(6,819)	38,985
Dividend paid	-	(2,562,096)
Net cash provided by (used in) financing activities	943,361	(2,744,338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,834	(107,041)
Effect of exchange rate changes on cash	59,014	87,610
Cash and cash equivalents at beginning of period	127,576	164,435
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200,424	$145,004

SUPPLEMENTARY CASH FLOW INFORMATION
	2010	2009
Income taxes paid	$9,275	$17,923
Interest paid	$266,625	$310,831

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.
During the nine months ended March 31, 2010, accounts receivable with a carrying amount of $523,359 was settled by a fixed asset with a fair value of $95,023 and inventories with a fair value of $359,852, resulting in a loss of $68,484.

2.	During the nine months ended March 31, 2010, accounts payable with a carrying amount of $36,547 was settled by a fixed asset with a net book value of $29,701, resulting in a gain of $6,846.

3.	During the nine months ended March 31, 2010 and 2009, $297,799 and $60,072 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wasatch Food Services, Inc., (“Wasatch”) was incorporated under the laws of the State of Nevada on December 20, 2006 to engage as a franchisee of certain restaurants in the State of Idaho through its wholly owned subsidiary, Wasatch Food Services of Idaho, Inc. ("Bajio"). On April 22, 2010, Wasatch Food Services, Inc. changed its name to Xinde Technology Company.

Wasatch was unsuccessful in developing Bajio into a profitable business. On December 28, 2009, Wasatch entered into a disposition agreement with Shaun Carter, an individual. Pursuant to the agreement, the Company agreed to see all of its interest in Bajio in consideration of a payment of $1,000 in addition to the assumption by Bajio of liabilities $225,546 of Wasatch resulting in a gain of $148,498. This transaction was completed on December 28, 2009. Also see Note 19.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Details of Wasatch and its subsidiaries (the “Company”) as of March 31, 2010 are as follows:

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements and for the three and nine months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2009 was derived from the audited consolidated financial statements included in Form 8-K filed with the Securities and Exchange Commission on December 29, 2009. These interim condensed consolidated financial statements should be read in conjunction with that report.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION (CONTINUED)

On July 1, 2009, The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162). ASC 105-10 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

NOTE 3 – USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results when ultimately realized could differ from those estimates.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2010 (Unaudited)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$15,188,269	$15,188,269	$-	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term loans, accounts payable, short-term notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at March 31, 2010 and June 30, 2009.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the nine months ended March 31, 2010 and 2009.

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

The Company offers warranties on its products for periods between three and six months after the sale. The Company does not estimate and accrue warranty reserves because warranty claims have historically been minor in relationship to the Company’s operating results. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which warranty claims occur. During the nine months ended March 31, 2010 and 2009, warranty expense was $100,740 and $67,016, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the nine months ended March 31, 2010 and 2009 are $21,372 and $8,718, respectively. All the retirement benefits expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 15.

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

	March 31, 2010	June 30, 2009	March 31, 2009
Period end RMB : US$ exchange rate	6.8361	6.8448	-
Period average RMB : US$ exchange rate	6.8367	-	6.8456

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(n)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine month ended March 31, 2010 and 2009.

(p)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the three and nine months ended March 31, 2010 and 2009.

(q)	Recent Accounting Pronouncements

Effective January 1, 2009, the FASB issued ASC 810-10 (formerly SFAS No. 160), Noncontrolling Interests in Condensed Consolidated Financial Statements. This statement establishes accounting and reporting standards that require the ownership interests in subsidiaries’ non-parent owners be clearly presented in the equity section of the balance sheet; requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the condensed consolidated statement of income; requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; requires that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value and the gain or loss on the deconsolidation of the subsidiary be measured using the fair value of any noncontrolling equity; requires that entities provide disclosures that clearly identify the interests of the parent and the interests of the noncontrolling owners. This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has determined that ASC 810-10 does not materially affect, or is reasonably likely to materially affect its financial statements.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05), Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues ASC 815-40 (formerly EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and ASC 815-40 (formerly EITF 05-2), The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument).  The adoption of ASC 815-40 did not have a material effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its condensed consolidated financial position or results of operations.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 4 (b) - Fair Value Measurements for the disclosure required under the updated guidance.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 5 – CONCENTRATIONS

(a)           Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Nine Months Ended March 31,		Accounts Receivable
Major Customers	2010	2009	March 31, 2010	June 30, 2009

Company A	3.2%	4.5%	1.0%	1.1%
Company B	2.4%	-	2.8%	-
Company E	2.2%	-	1.9%	-
Company C	2.2%	-	4.0%	-
Company D	2.2%	-	3.7%	-
Company F	-	2.9%	-	1.0%
Company G	-	4.2%	-	0.2%
Company H	-	3.6%	-	0.7%
Company I	-	3.3%	-	4.4%

(b)           Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Nine Months Ended March 31,		Accounts Payable
Major Suppliers	2010	2009	March 31, 2010	June 30, 2009

Company J	7.8%	8.0%	-	1.0%
Company K	4.6%	4.4%	-	-
Company P	-	2.7%	-	-
Company L	2.9%	-	0.7%	-
Company M	2.0%	-	0.6%	-
Company N	3.8%	5.1%	3.7%	1.1%
Company O	-	8.4%	-	0.1%

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Raw materials	$12,903,102	$6,186,654
Work-in-progress	5,157,546	580,377
Finished goods	683,301	1,084,102
Total inventories	$18,743,949	$7,851,133

NOTE 7 – NOTES RECEIVABLE FROM UNRELATED/RELATED INDIVIDUALS

Notes receivable from unrelated/related individuals consist of the following:

		March 31, 2010	June 30, 2009
		(Unaudited)
Notes receivable from unrelated individuals:
Due December 30, 2009, interest at 10% per annum (subsequently settled on its due date)		$-	$25,640
Due December 30, 2009, interest at 10% per annum (subsequently settled on its due date)		-	21,915
Due December 24, 2010, interest at 10% per annum		25,673	-
Due December 24, 2010, interest at 10% per annum		21,942	-
Total		$47,615	$47,555

Notes receivable from related individuals:
Due December 30, 2009, interest at 10% per annum	(a)	$-	1,461
Due March 31, 2010, interest at 7.2% per annum	(b)	-	555,169
Total		$-	$556,630

Notes receivable from unrelated individuals are unsecured.

(a) This note was due from Mr. Li Zengshan, who is the director and shareholder of the Company. The balance represented a loan from the Company which was unsecured.

(b) This note was due from Mr. Jin Xin, who is director and shareholder of the Company. The balance represented a loan from the Company which was unsecured.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 8 – BANK ACCEPTANCE NOTES

	March 31, 2010	June 30, 2009
	(Unaudited)
Bank acceptance notes (aggregated by month of maturity):
Due July, 2009 (settled on its due date)	$-	$156,980
Due April, 2010 (settled on its due date)	3,492,690	-
Due May, 2010	2,964,144	-
Due June, 2010	4,109,575	-
Due July, 2010	2,053,803	-
Due August, 2010	1,631,047	-
Due September, 2010	937,010	-
Total	$15,188,269	$156,980

NOTE 9 – DUE FROM/TO RELATED PARTIES

(I)	Due From Related Parties

		March 31, 2010	June 30, 2009
		(Unaudited)
Liu Huixiang	(g)	$4,593	$-
Jin Ping	(b)	-	14,584
Total due from related parties		$4,593	$14,584

(II)	Due To Related Parties

		March 31, 2010	June 30, 2009
		(Unaudited)
Jin Xin	(a)	$-	$395,406
Liu Dianjun	(c)	391,764	403,475
Li Zengshan	(d)	65,327	45,668
Zhang Qixiu	(e)	32,182	-
Jin Wei	(f)	14,161	-
Total due to related parties		$503,434	$844,549

(III)	Due From Employees

		March 31, 2010	June 30, 2009
		(Unaudited)
Current		$235,506	$103,869
Total due from employees	(h)	$235,506	$103,869

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 9 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(IV)	Due To Employees

		March 31, 2010	June 30, 2009
		(Unaudited)
Current		$189,280	$616,719
Total due to employees	(i)	$189,280	$616,719

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

(c)
Liu Dianjun is a shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent money advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(d)
Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances of $45,668 represent an unpaid dividend, and the additional balance of $19,659 represents business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and has no fixed repayment term. Also see Note 16.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 10 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	March 31, 2010	June 30, 2009
	(Unaudited)
Cost of land use rights	$1,082,192	$1,082,192
Less: Accumulated amortization	(133,078)	(116,172)
Land use rights, net	$949,114	$966,020

Amortization expense for the nine months ended March 31, 2010 and 2009 was $16,906 and $16,850, respectively.

Amortization expense for the next five years and thereafter is as follows:

2010 (three months)	$5,634
2011	22,542
2012	22,542
2013	22,542
2014	22,542
Thereafter	853,312
Total	$949,114

Two land use rights with an aggregate net book value of $52,063 and $53,170 at March 31, 2010 and June 30, 2009, respectively, were registered in the names of two management members of the Company. The Company’s local legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by June, 2010. These two land use rights were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholders and officers of the Company) in the amounts of $395,090 and $70,432, respectively. Also see Note 17.

At March 31, 2009 and June 30, 2009, the net book value of land use rights pledged as collateral for bank loans was $739,170 and $752,059, respectively. Also see Note 12.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 11 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:
	March 31, 2010	June 30, 2009
	(Unaudited)
At cost:
Buildings	$2,807,033	$2,505,871
Machinery and equipment	1,033,509	988,414
Office equipment	49,146	40,279
Motor vehicles	428,985	301,104
	4,318,673	3,835,668
Less : Accumulated depreciation
Buildings	(403,990)	(336,677)
Machinery and equipment	(583,192)	(507,106)
Office equipment	(34,184)	(27,282)
Motor vehicles	(248,380)	(223,840)
	(1,269,746)	(1,094,905)
Plant and equipment, net	$3,048,927	$2,740,763

Depreciation expense for the nine months ended March 31, 2010 and 2009 was $175,325 and $176,246 respectively.

At March 31, 2010, the legal title to five motor vehicles and two office buildings with a total net book value of $77,044 and $641,502 were registered in the names of management members of the Company. The Company’s local legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the other four motor vehicles will be completed by the end of June, 2010.

Two office buildings were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholders and officers of the Company) in the amounts of $395,090 and $70,432, respectively. Also see Note 17.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,072,735 is in progress. The Company’s local legal counsel has confirmed the ownership of the two buildings by the Company. The application for the certificates of the buildings is expected to be completed in June, 2010.

At March 31, 2010 and June 30, 2009, the net book value of buildings pledged as collateral for bank loans was $72,439 and $993,461, respectively. Also see Note 12.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 12 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:
	March 31, 2010	June 30, 2009
	(Unaudited)
Weifang City Commercial Bank:

Monthly interest only payments at 7.97% per annum, due May 14, 2010, secured by a land use right owned by the Company. Also see Note 10. (Repaid on August 16, 2009 in advance)	$-	$292,194

Rural Credit Cooperative:

Monthly interest only payments at 7.97% per annum, due April 20, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	131,654	131,487

Bank of Communications

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a land use right owned by the Company. Also see Note 10. (Repaid on its due date)	-	464,589

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a building owned by the Company. Also see Note 11. (Repaid on its due date)	-	993,461

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 10.	146,282	-

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a building owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 11.	585,129	-

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 12 – SHORT-TERM BANK LOANS (CONTINUED)

	March 31, 2010	June 30, 2009
	(Unaudited)
Weifang Commercial Bank

Monthly interest only payments at 9.7% per annum, due August 16, 2009, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$-	$292,194

Monthly interest only payments at 7.43% per annum, due June 17, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	292,564	-

Monthly interest only payments at 7.43% per annum, due July 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	585,129	-

Industrial and Commercial Bank of China:

Monthly interest only payments at 5.84% per annum, due May 6, 2010, secured by a land use right owned by the Company. Also see Note 10.	511,988	511,340

Monthly interest only payments at 5.84% per annum, due April 20, 2010, secured by a land use right owned by the Company. Also see Note 10.	73,142	73,049

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due September 2, 2010, borrowed by Hengyuan, guaranteed by a shareholder, Liu Dianjun and Xinde.	731,412	-

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	292,564	-

Bank of China:

Monthly interest only payments at 5.84% per annum, due February 10, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by Li Zengshan, the CEO of Huaxin and his wife, Li Guimei	292,564	-
Total	$3,642,428	$2,758,314

Interest expense for short-term bank loans for the nine months ended March 31, 2010 and 2009 was $289,984 and $271,565 respectively.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 13 – NOTES PAYABLE

Notes payable consist of the following:
		March 31, 2010	June 30, 2009
		(Unaudited)
Notes payable to an unrelated individual:

Due December 30, 2009, interest at 10% per annum (Settled on its due date)		$-	$131,487
Due January 21, 2010, interest at 10% per annum (subsequently settled on its due date)		-	42,368
Due December 24, 2010 interest at 10% per annum		97,913	-
Due September 26, 2010 interest at 6% per annum		90,695	-
Subtotal		188,608	173,855

Notes payable to related individuals:

Due May 12, 2010, interest at 5.76% per annum (Settled in advance)	(a)	-	29,219
Due May 12, 2010, interest at 5.76% per annum	(a)	32,507	32,466
Due December 30, 2009, interest at 10% per annum (Settled on its due date)	(b)	-	94,963
Due August 4, 2010, interest at 6.91% per annum	(b)	72,415	-
Due December 24, 2010, interest at 10% per annum	(b)	95,083	-
Due July 1, 2010, interest at 7.28% per annum	(b)	77,530	-
Subtotal		277,535	156,648

Bank acceptance notes:

Due August 2, 2009 (Settled on its due date)		-	438,293
Due April 29, 2010 (Settled on its due date)		146,282	-
Subtotal		146,282	438,293

Total		$612,425	$768,796

(a)	The notes are or were due to Mr. Liu Dianjun, a shareholder and officer of the Company. The current balance represents a loan to the Company which is unsecured.

(b)	This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 14 – LONG -TERM NOTES PAYABLE

Long-term notes payable consists of the following:
		March 31, 2010	June 30, 2009
		(Unaudited)
Notes payable to related individuals:

Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	$322,675	$-
Due May 12, 2013, interest at 5.76% per annum (Settled in advance)	(a)	-	76,505
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	37,925	55,861
Total		$360,600	$132,366

(a)	The current note is due to Mr. Liu Dianjun, a shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

Notes payable to related individuals are unsecured.

NOTE 15 – TAXES

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the nine months ended March 31, 2010 and 2009 are summarized as follows:

	March 31, 2010	March 31, 2009
Current:	(Unaudited)	(Unaudited)
Provision for CIT	$2,179,024	$1,129,751

Deferred:
Provision for CIT	(3,865)	7,328

Income tax expense	$2,175,159	$1,137,079

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended March 31, 2010 and 2009 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Computed “expected” expense	$3,913,406	$1,101,775
Permanent differences	(52,394)	(40,019)
Favourable tax rates	(1,685,853)	75,323

Income tax expense	$2,175,159	$1,137,079

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Deferred tax assets:
Current portion:
Sales	$-	$15,621
Bad debt provision	51,231	20,694
Expenses	59,017	54,703
Subtotal	$110,248	$91,018

	March 31, 2010	June 30, 2009
	(Unaudited)
Deferred tax liabilities:
Current portion:
Sales cut-off	$(34,540)	$(19,065)
Others	(20,778)	(19,218)
Subtotal	(55,318)	(38,283)

Net deferred tax assets - current portion	54,930	52,735

Deferred tax assets:
Non-current portion:
Depreciation	111,787	99,921
Amortization	12,656	22,851
Subtotal	124,443	122,772

Net deferred tax assets - non-current portion	124,443	122,772

Total net deferred tax assets	$179,373	$175,507

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 15 – TAXES (CONTINUED)

(b)  Tax Holiday Effect

For the nine months ended March 31, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the nine months ended March 31, 2010 and 2009.

The pro forma combined effects of the favorable tax rates available to the Company for the nine months ended March 31, 2010 and 2009 are as follows:

	For the Nine Months Ended Mar 31 (Unaudited)
	March 31 2010	March 31 2009
Tax holiday effect	$(1,685,853)	$75,323
Basic net income (loss) per share effect	$(0.040)	$0.002

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

The VAT payable was $12,246,481 and $89,611 at March 31, 2010 and June 30, 2009, respectively.

NOTE 16 – DIVIDEND

For the nine months ended March 31, 2009, the Company declared and paid cash dividends of $2,562,096. Dividends payable relating to dividends declared prior to July 1, 2009 were $85,253 and $92,072 at March 31, 2010 and June 30, 2009, respectively. Of the total dividends payable, $45,668 was due to a related party at March 31, 2010 and June 30, 2009. Also see Note 9(d).

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

NOTE 17 – CONTINGENCIES

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a shareholder and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $70,432. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 10 and 11)

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $395,090. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 10 and 11)

NOTE 18 – COMMITMENT

The Company has a capital commitment of approximately $576,352 for the construction of the new production line in connection with the new plant as of March 31, 2010.

NOTE 19 – DISCONTINUED OPERATION

On December 28, 2009, Wasatch entered into a disposition agreement with Shaun Carter, an individual. Pursuant to the agreement, the Company agreed to sell all of its interest in its wholly owned subsidiary, Wasatch Food Services of Idaho, Inc. (“Bajio”), in consideration of a payment of $1,000 in addition to the assumption by Bajio of liabilities $225,546 of Wasatch resulting in a gain of $148,498. This transaction was completed on December 28, 2009. Thereafter, Bajio was no longer a consolidated subsidiary of the Company.

The following represents the Bajio at the date of disposal:

December 29, 2009
Bajio, net	$78,048
Net assets	78,048

Proceeds from disposition	1,000
Assumption of liabilities	225,546
226,546

Gain from disposition of discontinued operation	$148,498

In accordance with ASC 360-10 (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”) The gains from disposition of discontinued operation of $148,498 are reflected in the Company’s condensed consolidated statement of income and comprehensive income for the nine months ended March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of Xinde Technology Company (f/k/a Wasatch Food Services, Inc., the “Company” or “Xinde”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Prior Operations of the Company

Xinde was incorporated as “Wasatch Food Services, Inc.” in Nevada in December 2006 to engage as a franchisee of BAJIO® Mexican Grill restaurants in the State of Idaho. In January 2007, the Company was assigned certain rights under an area development agreement with Bajio, LLC (the franchisor) that granted the Company the right to develop four BAJIO® restaurant locations in Southern Idaho through December 31, 2009. In October 2007, the Company entered into its first franchise agreement in Boise, Idaho and thereafter entered into a lease, furnished and equipped the space and opened for business in November 2007. The Company failed to open any additional BAJIO® restaurants within the time periods set forth in the area development agreement and lost its right to develop such additional restaurants. During this time and up to December 29, 2009, the Company conducted its operations solely through its wholly-owned subsidiary, Bajio.

The Company executed a purchase agreement to sell Bajio following the consummation of the share exchange transaction described in the section below.

The Share Exchange Transaction

On December 28, 2009 (the “Closing Date”), the Company entered into a share exchange agreement, or the Exchange Agreement, with Jolly Promise Limited, an investment holding company organized under the laws of the British Virgin Islands (“Jolly”) and the stockholder of Jolly, Welldone Pacific Limited, a limited company organized under the laws of the British Virgin Islands (the “Stockholder”). As a result of the share exchange, or the Exchange, the Company acquired all of the issued and outstanding securities of Jolly from the Stockholder in exchange for forty-two million (42,000,000) newly-issued shares of the Company common stock, par value $0.001 per share (“Common Stock”). Immediately following the Exchange, the Stockholder owned seventy percent (70%) of the sixty million (60,000,000) issued and outstanding shares of voting capital stock of the Company. As a result of the Exchange, Jolly became a wholly-owned subsidiary of the Company.

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

The Company’s Common Stock is currently traded on the Over-The-Counter Bulletin Board and on the Pink Sheets under the symbol “WTFS.OB”.

             On April 22, 2010, the Company held a special meeting of its stockholders. At the Special Meeting, the Company’s stockholders approved, by the requisite number of votes, to effect the changing of the Company’s name from “Wasatch Food Services, Inc.” to “Xinde Technology Company”.

Current Operations of the Company

Introduction

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

Summary of the Company’s Current Business

The Company is based in China’s Shandong Province in the city of Weifang, where many large and medium-sized diesel engine enterprises and relevant products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.

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

Each of the Subsidiaries has its own marketing network. The Company’s goal is to utilize each of such networks to create a countrywide network. The Company has made its after-sales service a priority, setting up a special after-sales service management department to provide users with after-sales services.

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.

Description of the Company’s Business Segments

The Company’s products compete in three primary product segments, namely (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components, and agricultural machinery and construction machinery) greatly reduces our comprehensive costs which in turn, increases our competitiveness.

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

Sources and Availability of Raw Materials from Suppliers

No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the nine months ended March 31, 2009.

Key Customers

No single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the nine months ended March 31, 2009.

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

The Company offers warranties on its products for periods between three and six months after the sale. The Company does not estimate and accrue warranty reserves because warranty claims have historically been minor in relationship to the Company’s operating results. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which warranty claims occur.

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

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three and nine months ended March 31, 2010 and 2009.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues.

	For Three Months Ended March 31, 2010	% Of Revenue	For Three Months Ended March 31, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$26,836,259	100.00%	$21,377,982	100.00%	$5,458,277	25.53%
COST OF GOODS SOLD	(21,536,485)	(80.25)%	(18,148,659)	(84.89)%	(3,387,826)	18.67%
GROSS PROFIT	5,299,774	19.75%	3,229,323	15.11%	2,070,451	64.11%
Selling and distribution expenses	784,740	2.92%	396,378	1.85%	388,362	97.98%
General and administrative expenses	688,419	2.57%	144,026	0.68%	544,393	377.98%
INCOME FROM OPERATIONS	3,826,615	14.26%	2,688,919	12.58%	1,137,696	42.31%
Interest expense, net	(78,009)	(0.29)%	(103,383)	(0.48)%	(25,374)	(24.54)%
Other income (expense), net	15,510	0.06%	(1,309)	(0.01)%	16,819	(1284.87)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,764,116	14.03%	2,584,227	12.09%	1,179,889	45.66%
INCOME TAXES	486,401	1.81%	616,809	2.89%	130,408	21.14%
NET INCOME	3,277,715	12.22%	1,967,418	9.20%	1,310,297	66.60%

Revenues

Revenues for the three months ended March 31, 2010 and 2009 were $26,836,259 and $21,377,982, respectively. The increase in revenues of $5,458,277 was mainly attributable to an increase in the domestic economy trend which led to a dramatic increase in market demand, successful marketing efforts, retaining existing customers, addition of large customers and the Company’s optimization of its manufacturing capacity. The adoption of Chinese emission III standards also increased market demand with respect to environmental friendly products as compared to traditional diesel engines. As such, sales of our new environmental friendly products increased, driven by such increased demand, and revenues increased as compared to the same period in 2009.

Cost of Sales

Cost of sales was $21,536,485 for the three months ended March 31, 2010, an increase of $3,387,826 or 18.67%, as compared with $18,148,659 for the three months ended March 31, 2009. The total cost of sales increased generally in line with the sales volume increase. Cost of sales as a percentage of total revenues were 80.25% and 84.89% for the three months ended March 31, 2010 and 2009, respectively, with a decrease of approximately 4.64%. The slight decrease was mainly attributable to the sales increase for products which have higher gross margins.

Selling and Distribution Expenses

      Selling and distribution expenses, increased from $396,378 in the three months ended March 31, 2009 to $784,740 in the same period of 2010, representing a 97.98% increase. The increase was primarily due to an increase in sales commissions as a result of the Company’s expansion of its sales network.

General and Administrative Expenses

General and administrative expenses increased from $144,026 for the three months ended March 31, 2009 to $688,419 in the same period of 2010, or a 377.98% increase. The increase was primarily due to an increase in bonuses which were part of the bonuses plan to the management.

Interest Expense, Net

Net interest expense declined by $25,374, or 24.54%, to $78,009 for the three months ended March 31, 2010, compared with $103,383 for the same period in 2009. This decrease was primarily attributable to an interest rate decline on bank loans and an increase in interest income related to notes receivable.

Other Income (Expense), Net

Other income was $15,510 for the three months ended March 31, 2010 compared to other expense of $1,309 for the three months ended March 31, 2009.

Net Income

Net income was $3,277,715 and $1,967,418 for the three months ended March 31, 2010 and 2009, respectively. Such increase was primarily attributable to the increase in sales and gross margin.

Results of Operations

Comparison of Nine Months Ended March 31, 2010 and 2009

The following table sets forth a summary of certain key components of our results of operations for the periods indicated, in dollars and as a percentage of revenues:

	For Nine Months Ended March 31, 2010	% Of Revenue	For Nine Months Ended March 31, 2009	% Of Revenue	Change In Amount	Change In %
REVENUES, NET	$100,195,028	100.00%	$50,449,539	100.00%	$49,745,489	98.60%
COST OF GOODS SOLD	(82,120,040)	(81.96)%	(44,009,164)	(87.23)%	(38,110,876)	86.60%
GROSS PROFIT	18,074,988	18.04%	6,440,375	12.77%	11,634,613	180.65%
Selling and distribution expenses	2,066,833	2.06%	1,189,011	2.36%	877,822	73.83%
General and administrative expenses	1,175,618	1.18%	600,457	1.19%	575,161	95.79%
INCOME FROM OPERATIONS	14,832,537	14.80%	4,650,907	9.22%	10,181,630	218.92%
Interest expense, net	(254,920)	(0.25)%	(286,875)	(0.57)%	(31,955)	(11.14)%
Other income (expense), net	14,718	0.01%	42,595	0.08%	(27,877)	(65.45)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	14,592,335	14.56%	4,406,627	8.73%	10,185,708	231.15%
INCOME TAX	2,175,159	2.17%	1,137,079	2.25%	1,038,080	91.29%
NET INCOME	12,417,176	12.39%	3,269,548	6.48%	9,147,628	279.78%

Revenues

Revenues for the nine months ended March 31, 2010 and 2009 were $100,195,028 and $50,449,539, respectively. The increase in revenues of $49,745,489 or 98.60% was mainly attributable to the ability of the Company’s new products to meet market demand. We optimized our production resources and increased our production lines to include both traditional products and new products. The scope and diversity of our products enabled us not only to satisfy additional orders, but also to take advantage of new market opportunities as well. Due to our ability to quickly respond to the market and the update of our product offerings, we had an increase in sales.

Cost of Sales

Cost of goods sold was $82,120,040 for the nine months ended March 31, 2010, compared to $44,009,164 for the nine months ended March 31, 2009. Expressed as a percentage of revenues, cost of goods sold was 81.96% for the nine months ended March 31, 2010, compared to 87.23% for the nine months ended March 31, 2009. The decrease in cost of goods sold as a percentage of revenues was mainly attributable to the sales increase for products which have higher gross margins.

Selling and Distribution Expenses

Selling and distribution expenses, increased from $1,189,011 for the nine months ended March 31, 2009 to $2,066,833 in the same period of 2010, representing a 73.83% increase. It was mainly due to the increase in sales commissions as a result of the Company’s expansion of its sales network.

General and Administrative Expenses

General and administrative expenses increased from $600,457 for the nine months ended March 31, 2009 to $1,175,618 in the same period of 2010, or a 95.79% increase. The increase was primarily due to an increase in bonus which was part of the bonus plan to the management.

Other Income (Expense), Net

Other income, net was $14,718 for the nine months ended March 31, 2010 compared to other income of $42,595 for the nine months ended March 31, 2009.

Interest Expense, Net

Interest expense was $254,920 and $286,875 for the nine months ended March 31, 2010 and 2009, respectively. Such decrease was primarily attributable to an interest rate decline on bank loans and an increase in interest income related to notes receivable.

Net Income

Net income was $12,417,176 and $3,269,548 for the nine months ended March 31, 2010 and 2009, respectively. Such increase was attributable to the Company’s expansion and development of new products.

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

The following table sets forth the summary of our cash flows, in dollars, for the periods indicated:

	Nine Months Ended March 31 (Unaudited)
	2010	2009
Net cash provided by (used in) operating activities	$14,332,208	$(6,036,912)
Net cash (used in) provided by investing activities	$(15,261,735)	$8,674,209
Net cash provided by (used in) financing activities	$943,361	$(2,744,338)
Net increase (decrease) in cash and cash equivalents	$13,834	$(107,041)
Effect of exchange rate changes on cash	$59,014	$87,610
Cash and cash equivalents at beginning of period	$127,576	$164,435
Cash and cash equivalents at end of period	$200,424	$145,004

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

Operating Activities

Net cash provided by operating activities was $14,332,208 for the nine months ended March 31, 2010, which is primarily attributable to our net income of $12,565,674 adjusted by net income from discontinued operation of $148,498 and non-cash depreciation and amortization of $192,231, increase in VAT payables of $12,156,870, increase in tax payable of  $2,171,594 and increase in accrued expenses and dividend payable of $567,388, off-set by an increase in inventories of $10,532,965, increase in accounts receivable of $1,568,755,  decrease in other payables of $ 712,127, decrease in due to employees of $427,440, and decrease in due to related parties of $341,115. Net cash used in operating activities was $6,036,912 for the nine months ended March 31, 2009, which is primarily attributable to our net income of $3,269,548 adjusted by non-cash depreciation and amortization of $193,107, decrease in due from related parties of $493,396, increase in taxes payable of $1,127,015,  increase in due to employees of $208,041, off-set by an increase in accounts receivable of $6,428,181, decrease in accounts payable of $2,903,371 and decrease in customer deposits of $1,263,848.

Investing Activities

Net cash used in investing activities was $15,261,735 for the nine months ended March 31, 2010, which was primarily attributable to an increase in notes receivable of $14,464,592. Net cash provided by investing activities was $8,674,209 for the nine months ended March 31, 2009, which was primarily attributable to the notes receivable of $8,925,020.

Financing Activities

Net cash provided by financing activities was $943,361 for the nine months ended March 31, 2010, which was primarily attributable to our proceeds from short-term loans of $3,216,172, proceeds from notes payable of $1,695,772, off-set by repayments of notes payable of $1,498,655 and repayments of short-term loans of $2,336,110. Net cash used in financing activities was $2,744,338 for the nine months ended March 31, 2009, which was primarily attributable to our proceeds from short-term loans of $583,201, and proceeds from notes payable of $867,512, off-set by dividend paid of $2,562,096, repayments of short-term loans of $1,027,892 and repayments of notes payable of $644,048.

Working Capital

Our working capital steadily increased to $43,305,869 as of March 31, 2010 as compared to $31,267,687 as of June 30, 2009. This increase was attributable to an increase in net income.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION
2.1	Share Exchange Agreement, dated December 28, 2009, by and among the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.
3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Registrant’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009
3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009
3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.
3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.

EXHIBIT NO.	DESCRIPTION	LOCATION

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.
21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009.
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: May 17, 2010	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer