Form 10-K
period 2010-06-30
Xinde Technology Co
filed 2010-09-28
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission file number: 000-53672

XINDE TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-8121712
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Number 363, Sheng Li West Street, Weifang, Shandong Province,
The People’s Republic of China
(Address of principal executive offices)

(011) 86-536-8322068
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $60,480,000

Indicate the numbers of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of September 25, 2010, the registrant had 60,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None

ii

XINDE TECHNOLOGY COMPANY

PART I

Forward Looking Statements

The following Annual Report on Form 10-K (this “Report”) of Xinde Technology Company (f/k/a Wasatch Food Services, Inc., the “Company”, “Xinde”, the “Registrant”, “we”, “us”, or “our”) contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements except as otherwise required by law.

ITEM 1. BUSINESS

Prior Operations of the Company

Xinde was incorporated as “Wasatch Food Services, Inc.” in Nevada in December 2006 to engage as a franchisee of BAJIO® Mexican Grill restaurants in the State of Idaho. In January 2007, the Company was assigned certain rights under an area development agreement with Bajio, LLC (the franchisor) that granted the Company the right to develop four BAJIO® restaurant locations in Southern Idaho through December 31, 2009. In October 2007, the Company entered into its first franchise agreement in Boise, Idaho and thereafter entered into a lease, furnished and equipped the space and opened for business in November 2007. The Company failed to open any additional BAJIO® restaurants within the time periods set forth in the area development agreement and lost its right to develop such additional restaurants. During this time and up to December 28, 2009, the Company conducted its operations solely through its wholly-owned subsidiary, Bajio.

The Company executed a purchase agreement to sell Bajio following the consummation of the share exchange transaction described in the section below.  The Company has never initiated any bankruptcy, receivership or similar proceedings.

The December 2009 Share Exchange Transaction

On December 28, 2009, the Company entered into a share exchange agreement, or the Exchange Agreement, with Jolly Promise Limited, an investment holding company organized under the laws of the British Virgin Islands (“Jolly”) and the stockholder of Jolly, Welldone Pacific Limited, a limited company organized under the laws of the British Virgin Islands (“Welldone”). As a result of the share exchange, or the Exchange, the Company acquired all of the issued and outstanding securities of Jolly from Welldon in exchange for forty-two million (42,000,000) newly-issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Immediately following the Exchange, the Stockholder owned seventy percent (70%) of the sixty million (60,000,000) issued and outstanding shares of voting capital stock of the Company. As a result of the Exchange, Jolly became a wholly-owned subsidiary of the Company.

Following the Exchange, the corporate structure of the Company consisted of Jolly, a wholly-owned subsidiary of the Company, Jolly’s wholly-owned subsidiary, Hong Kong Sindhi Fuel Injection Company Limited, a Hong Kong company (“HKSind”), HKSind’s wholly-owned subsidiary, Weifang Huajie Fuel Injection Company Limited, a People’s Republic of China or PRC company (“Huajie”), Huajie’s wholly-owned subsidiary, Weifang Xinde Fuel Injection System Company Limited, a PRC company (“Weifang”) and Weifang’s wholly-owned subsidiaries, Huaxin Diesel Engine Co., Ltd., a PRC company (“Huaxin”), Hengyuan Oil Pump and Oil Fitting Co., Ltd., a PRC company (“Hengyuan”) and Jinma Diesel Engine Co., Ltd., a PRC company (“Jinma” and together with Jolly, HKSind, Huajie, Weifang, Huaxin and Hengyuan, the “Subsidiaries”). The principal business activities of the Company and its Subsidiaries consist of the production and marketing of fuel injection systems, non-vehicle diesel engines, and diesel generator technology. The above described corporate structure is illustrated below:

The Common Stock is currently quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and on the Pink Sheets under the symbol “WTFS.OB”.

On April 22, 2010, the Company held a special meeting of its stockholders. At the special meeting, the Company’s stockholders approved, by the requisite number of votes, to change the Company’s name from “Wasatch Food Services, Inc.” to “Xinde Technology Company”.

Current Operations of the Company

Introduction

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the People’s Republic of China. However, our products compete in three primary product segments, namely (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components, and agricultural machinery and construction machinery) increases our competitiveness.

Summary of the Company’s Current Business

The Company is based in China’s Shandong Province in the city of Weifang where many large and medium-sized diesel engine enterprises and related products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.

We have developed fuel injection system products that we believe will meet the Euro III Emissions Standard, which will become most relevant in light of China’s initiative to implement the Euro III Emissions Standard in 2010.  Furthermore, we believe that we are China’s only company with exclusive intellectual property rights for fuel injection systems meeting such Euro III Emissions Standard which could lead to broad market appeal. Due to our strict technical standards and quality control in production process, our products have become well-known brands in their markets throughout China. Our Company has always placed quality control first and we received our ISO9001 certification in 2005.

Our products feature a cost and price advantage arising from our independently owned intellectual property. For example, our integrated electromechanical electronically-controlled high-pressure fuel injection system with common rail sells for RMB7,000 (US$1,029) per set as compared with products produced by some of our largest competitors (BOSCH and DENSO) which offer comparable products for RMB15,000 (US$2,011) per set. As a result, we believe such products will gain market share and be instrumental in improving our competitive position and brand influence.

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

Each of our Subsidiaries has its own marketing network. The Company’s goal is to utilize each of such networks to create a countrywide network. The Company has made its after-sales service a priority, setting up a special after-sales service management department to provide users with after-sales services.

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

Our Products

The Company’s existing products consist of ten series of more than 100 models, including a multi-cylinder oil pump assembly, an electronically-controlled multi-cylinder injection pump assembly, a single-cylinder injection pump assembly, an injection assembly, an oil-transfer pump assembly, coupling plungers, coupling injectors, coupling delivery valves, offset press and multi-cylinder diesel engines (including a diesel generator set, construction machinery, agricultural machinery, air compressors and rigidly-fixed power machines).  The Company has developed a variety of diesel engine injector assemblies and multi-cylinder I, BX, BXD, IIW, DT12/24-10X (electron speed regulator) injector assemblies and oil transfer pumps. Set forth below is a brief description of our fuel injection system, diesel engine and generator products.

Fuel Injection System Products

Our fuel injection system products are a core component of diesel engines and are used in heavy, medium and light-duty vehicle diesel engines (including those used in mining, agricultural and construction machinery). We were recognized as a leader with respect to the technology of oil pump and fuel injection systems by the China Diesel Industrial Catalog 2007. For example, our DG-T2 digital electronically-controlled oil pump has sold very well since its development three years ago, with over 108,000 sets being sold since 2007. The product can reduce oil consumption and pollution emissions of diesel engines and has become a new-generation oil supply product for modern diesel engines.

One of our main fuel injection system products is our electronically-controlled fuel system with common rail which we developed in conjunction with Tianjin University. In order to resolve traditional problems with respect to diesel engines such as high noise and hazardous tailpipe gas emissions, the European community, the U.S. and Japan have applied electronic control technology to vehicle diesel engines. Compared with traditional diesel engines, electronically-controlled diesel engines exhibit improvements in power performance, economic efficiency, emissions and noise indexes. Furthermore, high-pressure “common rail” technology is an oil supply method that separates injection pressure generation from the injection process in a closed loop system composed of high-pressure oil pumps, pressure sensors and electronic control units. In this method, a high-pressure oil pump transmits pressed fuel to common fuel supply lines and exhibits precise control over fuel pressure to realize fuel line pressure independent of the revolution speed of the engine. This technology considerably reduces the change of fuel supply pressure on the revolution speed of engines and, ultimately, remedies the drawbacks of traditional diesel engines with respect to high noise and hazardous emissions.

As governments begin to pay more attention to environmental protection concerns, stricter requirements are being established for the performance of diesel engines with regard to their pollutant emissions and economic fuel efficiency. Emissions standards are requirements that set specific limits to the amount of pollutants that can be released into the environment. The European Union has its own set of emissions standards that all new vehicles must meet, commonly referred to as Euro Standards. Currently, emissions standards are set for all road vehicles, trains, barges and non-road mobile machinery (such as tractors). As China’s wealth expands, the number of coal power plants and cars on China’s roads is also growing, creating an ongoing pollution problem. China enacted its first emissions controls on automobiles in 2000 which were equivalent to the Euro I Standard. China’s State Environmental Protection Administration, or SEPA, upgraded emission controls again on July 1, 2004 to the Euro II Emissions Standard. A more stringent emission standard, National Standard III, the equivalent of Euro III Emissions Standard, went into effect on July 1, 2007. The Euro IV Emissions Standard is scheduled to take effect in 2010. Beijing introduced the Euro IV Emissions Standard on January 1, 2008, and thus became the first city in mainland China to adopt this standard. Due the fact that our product has passed all of the applicable professional tests administered by the Chinese National Laboratory, we believe that our integrated electromechanical high-pressure electronically-controlled fuel injection system with common rail will fully meet the Euro III Emissions Standard in China once fully implemented. We hold exclusive intellectual property rights to the technology. We believe that only our electronically-controlled fuel injection systems with common rail can currently meet the Euro III and IV Emission Standards. With extensive implementation of the Euro III Standard in China, we believe that our products will be well positioned. We intend to achieve even higher standards (such as Euro IV and V Emission Standards) through technological up-grading. Furthermore, in light of the fact that the most comparable products used in China are produced by foreign companies such as BOSCH and DENSO, we believe there is no compatible domestic product has been put into production in China.

Diesel Engine Products

Our vehicle diesel engines with electronic protective units feature automatic protection for abnormal situations in the vehicle’s running process, including over-speed protection, low oil pressure protection, high water temperature protection, overload protection and low voltage protection. This can ensure an effective operation of the diesel engine without it being monitored. We have manufactured vehicle diesel engine products in small volume to supply the international market, and our technology has reached internationally advanced levels having achieved ISO9001 qualification. In the near future, we intend to strengthen our marketing and sales efforts in the international market for these products. Our diesel engine products generated thirty-six percent (36%) and fifty-one percent (51%) of the Company’s revenues in the fiscal years ended June 30, 2010 and 2009, respectively.

We are currently devoting significant efforts to develop electronically-controlled non-vehicle diesel engines, including engines with electronic protecting units. Both are small and medium-sized non-vehicle diesel engines (12kW~250kW). Our non-vehicle diesel engine products currently include four-cylinder and six-cylinder engines, with output power ranging from 15kW to 250kW. These products have been widely used to power generators, agricultural machinery and construction machinery. Our product models are as follows:

•   For power generators: K4100D\K4100ZD\R6105ZD\R6113ZLD\HR6126CD

•   For construction machinery: K4100G\K4100G2\R6105G\R4100Y\HR6126G

•   For agricultural machinery: R4105T\R6105K

Due to intense market competition with respect to vehicle diesel engines, some large diesel engine enterprises such as Weichai Power Co., Ltd. and Shanghai Diesel Engine Co., Ltd. focus on producing vehicle diesel engines. We have not been able to identify any leading enterprises that produce non-vehicle diesel engines in China according to our research regarding the national industrial market. Therefore, the Company intends to create such a market through the production of small and medium-sized non-vehicle diesel engines.  In April 2010, the Company launched its new Huaxin “Zhongkang” 6CT/6LT product line which consists of smaller, lighter highly reliable and fuel efficient diesel engines.  The Company anticipates that these engines will be used in generator construction machinery, and eventually, in the automotive industry.

Generator Products

Diesel generators have traditionally been in a short supply in China. From 2004 to 2005, diesel generators were out of stock in the Chinese market and remained a scarce commodity as described in China Statistical Yearbook 2005. In China, the annual demand for diesel generators was approximately 800,000 sets according to national industrial market research in 2009. Our Company receives orders for 80,000 sets each year however our production capacity is only about 20,000 sets each year. Therefore, the demand for our generator products greatly exceeds the supply. Our generator products generated twenty-seven percent (27%) and three percent (3%) of the Company’s revenues in the fiscal years ended June 30, 2010 and 2009, respectively.

Furthermore, the net profit of such product can reach approximately fifteen percent (15%), so we believe the profit margin is very attractive. According to an authoritative investigation, China’s power demand has increased by 20% each year however the power supply increased only by 2% each year over the past 5 years quoted from the China industrial Statistical Yearbook. We are therefore optimistic that demand for diesel engines for power generation and engineering construction may see significant growth over the next ten years. Our diesel generator set can meet extensive service requirements and may be used for:

•   basic energy supply of public facilities to meet power demands;

•   emergency power supply of public facilities to provide uninterrupted power supply to workshops, public utilities and commercial mansions;

•   mobile and portable power supply;

•   auxiliary power supply for ships to meet power needs of auxiliary devices;

•   peak load absorption units to absorb peak loads at peak hours; and

•   joint power and heat supply units to provide power, heat and cold energy to office buildings.

We are currently developing an “intelligent” generator set which is a fully automatic intelligent power station that integrates self-monitoring, site machine room monitoring and remote computer monitoring. Such generator implements full automatic control at the start-up phase, shut-down phase, state monitoring and on-line control. This product is suitable for self-closing unit control systems under unmanned operation or remote computer operations. Its specific advantages are as follows:

•   Automatic start or the occurrence of electricity failure and automatic connection with civil power network. When the external power supply recovers, the product will automatically shut down. As a result, it is suitable for use in hospitals, banks, machine rooms, communities and hotels;

•   Four self-protection functions. In the event of excessively high water temperature, high oil temperature, low oil pressure, over-speed, overload on account of loss of pressure, or short circuit and start failure, the protection device will give sound and light warnings and automatically stop the machine.

•   Remote control function. The unit has a remote control interface and effectuates remote control, remote measurement and remote communication. This can automate office control of the unit “operation” and automated power station without human monitoring.

•   Intelligent fully-automatic remote control power station with low noise (green power supply). This unit is suitable for the user who requires strict noise control. The unit mute shell is made of high-quality steel plate, resistant to corrosion, with high-efficient acoustical material inside. This can effectively reduce noise. In addition, shock pack is installed at bottom of each unit to reduce the shock of unit.

Distribution Methods

We have established nationwide marketing and after-sale service networks in China. We have established more than 20 branches throughout China, including Fu’an, Guangzhou, Dongguan, Jiangdu, Chengdu, Chongqing, Kunming, Taiyuan, Shenyang, Changsha and Urumchi. The Company employs agents throughout China, who receive commissions on the amount of products that they help the Company to sell. Agreements with such agents are generally formed during national trade fairs or other types of trade exhibitions. We pay for transportation expenses and the products are generally delivered via road vehicles.

Mobile technicians operate our after-sales network. Each is assigned to a different geographical area.

For the fiscal years ended June 30, 2009 and 2010, distribution of our products through our three largest distributors accounted for approximately 7.4% and 9.4% of our total annual sales, respectively.

Sources and Availability of Raw Materials from Suppliers

No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the years ended June 30, 2010 and 2009, or for the three months ended June 30, 2010.

Key Customers

No single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended June 30, 2010 and 2009, or for the three months ended June 30, 2010.

Competition and Market Share

The following sections discuss the competitive environment that the Company navigates with respect to its fuel injection system, diesel engine and generator products.

Fuel Injection Systems Market

According to our market research, there are more than 70 companies that produce fuel injection systems in China (with the exception of small enterprises that are specialized in rough manufacturing for the large and medium-sized oil pump and nozzle enterprises). In 2009, the whole industrial sector manufactured 4,450,000 multi-cylinder injection pumps, more than 63,000,000 injector assemblies and realized sales of RMB13.8 billion (US$2.1 billion ).

In 2009, there were considerable heavy-duty truck overloads in many districts (trucks filled beyond their mandatory capacity limit). In order to maintain the restrictions on overruns and overloads, China’s Ministry of Transport has stressed the importance of strengthening restrictions on overruns and overloads so that greater safety may be achieved. Undoubtedly, such news favors the market of 12~19t which had not been prosperous in the past.

The rural transport markets and urban logistics markets have great demand for light trucks, specifically special light trucks. As discussed in the China Vehicle Report (October 2009), light trucks are becoming a popular form of rural transporting because they are environment friendly, have high maneuverability and good safety records. This contributes to the increase in the sales volume of light trucks. In addition, the upgrading of agricultural trucks and an increase in income of farmers may improve the demand for medium-sized trucks. As coal, power and oil industries continue to expand, the demand for heavy and medium-duty trucks is likely to expand. Moreover, China’s heavy-duty trucks have high performance-price ratios, and the prices present an advantage in the global market.

China strengthened the construction and improvement of its public bus system, which may contribute to an increase in the development of urban buses. In addition, the tourism industry has become increasingly prosperous in China, which promotes a demand for tourist buses. The majority of public and tourist buses are large-scale passenger buses, and as a result of our products usefulness for these vehicles, we believe that our products will continue to sell well for such purposes.

Despite rapid growth of China’s diesel engine vehicles, the fuel injection systems mostly adopt foreign technology and imports from foreign countries. And now, some Chinese manufacturers are developing diesel engines for cars, but there will be quite a few years before industrial production occurs. Therefore, our future objective is to realize localization of fuel injection systems and lead the market.

As emission controls become stricter, electronically-controlled fuel injection systems will likely be in great demand. In China, some universities and hi-tech enterprises have conducted experimental research in electronically-controlled fuel injection systems, but few have achieved substantial progress. According to an analysis report generated from http://www.cndata100.com, it is estimated that there will be an increase in production of electronically-controlled fuel injection system products in the following three to seven years.

We do not hold a significant or reportable share of the fuel injection system market. Currently, domestic fuel injection systems face competition from large international enterprises. BOSCH Automotive Diesel Systems Co., Ltd. is a joint stock company invested by BOSCH and Weifu Group, which produces injector assemblies, injection coupling components and electronically-controlled fuel injection systems. Depending on advanced technology and strong capital strength, BOSCH Automotive Diesel Systems Co., Ltd. has a dominant position in China’s fuel injection system market. In addition, DENSO (Japan) and Shanghai Yiwei jointly invested to establish DENSO (Shanghai) Fuel Injection System Co., Ltd. Once the Chinese market needs electronically-controlled fuel injection system products, DENSO will hold the aforesaid company and its products will enter into Chinese market through such company. Meanwhile, Delphi Corporation is also seeking opportunities to establish a wholly-controlled or joint venture company. These large international companies are all attracted to the Chinese market. However, due to high prices of their products, we believe this leaves a tremendous opportunity for our products.

Diesel Engine Market

Diesel engines are the main power source for automobiles, agricultural machinery, construction machinery, ships, diesel locomotives, geological and oil drilling, military equipment, general-purpose machinery, mobile and spare power stations. As a result, the development of the diesel engine industry has an important impact on China’s industry, agriculture, transportation, national defense, construction and the life of urban and rural residents.

We do not hold a significant or reportable share of China’s diesel engine manufacturing market. However, we believe that the demand for energy saving and emissions reduction bring tremendous opportunity to the diesel engine industry and our business. Electronically-controlled fuel injection systems are the heart of diesel engines and they directly control the emissions level and comprehensive performance of engine. With China’s formal implementation of the National Standard III Emission regulation (the Euro III Emissions Standard equivalent in China) on July 1, 2007, electronically-controlled fuel injection systems are likely to replace mechanical fuel injection systems. Driven by the continuously increasing diesel engine market, the demand for electronically-controlled fuel injection systems for diesel engines keeps growing. As a result of the issuance of the national supporting policy and measures and the improvement of laws and regulations, we believe that the domestic market of electronically-controlled fuel injection system of diesel engines have a great development opportunity.

According to the Chinese government’s working report regarding its Eleventh Five-Year Plan, the annual demand for single-cylinder diesel engines is about 9,000,000~10,000,000 sets; the annual demand for multi-cylinder diesel engines installed in agricultural vehicles, large and medium-sized tractor and large agricultural machinery is approximately 880,000 ~ 1,100,000 sets; for automobiles, about 2,400,000~2,500,000 sets; large and medium-sized construction machinery, about 500,000 sets; large and medium-power ship and generators, approximately 500,000~700,000 sets. Further, it is expected that in 2010 the diesel engine market will remain at a growth rate of ten percent (10%).

According to an analysis report generated from http://www.cndata100.com, in 2009, 8,700,000 single-cylinder diesel engines were manufactured in China, totaling 115,000,000kW; 2,100,000 multi-cylinder diesel engines were manufactured, totaling 135,000,000kW; both are 10,800,000 sets, totaling 250,000,000kW, accounting for ninety percent (90%) of total quantity of diesel engines and more than sixty percent (60%) of the total power in China. Single and multi-cylinder diesel engines make up the largest portion of China’s diesel engine industry and even combustion engines.

Our energy-saving diesel engines are mostly aimed at small agricultural machinery, construction machinery, small and medium-sized ship and generator sets. However, we believe that under the promotion of China’s policy for stimulating domestic demand and improving rural labor force, the market demand for diesel engines will keep increasing with the increase in the need of the abovementioned equipment.

Agricultural Machinery

According a report generated by http://www.china-consulting.cn, the total demand for large and medium-sized tractors continued to rise in 2009, accompanied by a drop in demand for small four-wheel tractors and walking tractors. In 2009, the accumulated sales volume of various harvesting machinery increased by 1.33% from the same period in the previous year. The combustion engine market grew in coordination with agricultural, livestock, processing, transporting and construction machinery.

According a report generated by http://www.china-consulting.cnm, in 2009, China’s major agricultural machinery exporting enterprises cumulatively realized an export value (with the exception of combustion engine) of 20.19% up from the same period in the previous year.

Since 2008, the Chinese central government has issued policies in favor of agriculture. This pushed forward the development of the market. The government subsidy for agricultural machinery stimulated market demand. Since China’s implementation of a subsidy policy for purchasing agricultural machinery in 2004, the central financial subsidy was increased by 190.48% every year on average, and exceeded RMB15 billion in 2010, with the subsidy’s scope expanding from sixty-six main grain production counties in sixteen provinces, regions and municipalities in 2004 to all agricultural livestock counties (farms) in 2010. More farmers and herdsmen benefited from the subsidy, and the types of subsidized implements increased to nine varieties including thirty-three types. Moreover, local governments are permitted to include on their own five other types of implements into the subsidy list. In 2010, most provinces further expanded the tractor subsidy to 25~30 horsepower medium-power and walking tractors and some increased subsidies for corn harvesters and transplanters. This promoted a rapid growth in the sales volume of large and medium tractors, walking tractors, rice harvesters, corn harvesters and transplanters in 2010.

In addition 2009 saw an increase in farmers’ purchasing power. With an increase in farmers’ incomes and purchasing power, a tide of renewing agricultural machinery emerged in many districts.

Having analyzed the economic environment and development of the agricultural machinery market in the world and in China, we believe that the economic environment with respect to agricultural machinery will be more favorable in the future.

We believe that the main drivers promoting the growth of agricultural machinery market will include: (1) subsidies to agricultural machinery which will promote a continuous growth in the demand for large-power tractors; (2) the gradient replacement of small tractors with large and medium-power tractors will be an important driving force in the market; and (3) remote regions will be in rising demand.

Construction Machinery

The following is our analysis with respect to several industrial investments that have played a major role in promoting the construction machinery market development, from which we may see the demand tendency of the construction machinery market in China.

Railway Construction

There was an investment of RMB200 billion into the Beijing-Shanghai High-speed Railway in 2008, the basic construction of which was completed in July 2010. In addition, nine more railways, including the Beijing-Shijiazhuang, Shijiazhuang-Wuhan and Tianjin-Qinhuangdao railways, began construction, one after another starting in 2009, covering total miles of 4,100km. Tracks are now being laid for special passenger transportation lines including Wuhan-Guangzhou, Shijiazhuang-Taiyuan, Yichang-Wanzhou, Ningbo-Taizhou-Wenzhou, Wenzhou-Xiamen, Qingdao-Jinan which travel at speeds of 300km/h and above. The tracking mileage for these trains will reach 7,300km.

China’s total railway mileage has increased from 78,000km in 2008 to over 90,000km in 2010. Special passenger lines with speeds exceeding 200km/h are 7,000km long and total constructed passenger lines have reached 9,700km.

Rural Road Construction

With respect to rural road construction, during the “Eleventh Five-Year Plan”, the Ministry of Transport will carry out a construction project worth RMB100 billion to rebuild more than 500,000km asphalt roads. The government will also invest RMB40 billion to implement a project that will result in roads being built in all suitable towns and villages. It is estimated that in the following five years, the mileage of roads built in rural areas will reach 810,000km, including approximately 200,000km in eastern China, about 500,000km in central China and about 110,000km in western China (excluding village to village roads).

According to the plan, in 2020, asphalt roads will be built in all suitable towns and villages and the total mileage of rural roads will reach 3,700,000km, with 600,000km road newly added.

Water Conservation and Hydroelectricity

We believe that by 2015, water conservation and hydroelectricity will be still at a peak. The Middle and Long-term Development Planning for Renewable Energy report prepared by the National Development and Reform Commission, has planned for an increase in China’s hydroelectricity installed capacity to 190,000,000 kW in 2010 and 300,000,000kW in 2020.

During the “Eleventh Five-Year Plan”, RMB800 billion will be invested in water conservation and hydroelectricity construction, in which construction equipment procurement will account for 30% of total investment. Generally, the construction period of large-scale water conservation is about 6~7 years, the long term plan makes it less affected by macroscopic economic adjustments.

Civil and Urbanization Construction

In order to resolve the traffic problem which exists in developed cities, urban track construction (subway and light track) is becoming a hot bed of civil construction. In 2009, Zhengzhou, Wuhan, Guangzhou and Suzhou will initiate track construction projects.

In 2010, the World Exposition was held in Shanghai where significant civil construction took place. For Expo Shanghai 2010, the total floor area of exhibition halls reached 800,000m2, and RMB10 billion was  invested, plus RMB20 billion invested in site development. The total investment in Expo Shanghai 2010 reached RMB30 billion.

Petrochemical Projects

According to China’s national planning, China will construct thirty sets of ethane projects (1 million t/a) and thirty sets of oil refining projects (10 million t/a) in the following ten years. In addition, as a result of a shortage in oil, the central government is providing support to the coal chemical industry. Currently, there are fewer than ten sets of ethane production units each with 1 million t/a production capacity in China. There will be two sets of production units constructed each year in the future. Similarly, there are only about ten sets of oil refining units each with 10 million t/a production capacity in China, and in the following several years, there will be two sets of production units constructed each year. We believe that the construction machinery used in such construction projects is an ample market for our products.

As a result of the national economy and the foreign economic environment, the industry of construction machinery has experienced rapid development. According to an estimate made by China Construction Machinery Association based upon the production and sales information in 2009, the sales revenue of construction machinery in 2010 will have an increase of 30%, which export volume will exceed USD85-90 billion.

From the above data, the demand for diesel engines installed in construction machinery has been increasing and will likely continue to increase for the next three to five years.

Diesel Generator Market

In China, a series of factors, including (1) the policy for stimulating domestic demand, (2) accelerating development in Central and Northern China, (3) promoting urbanization, (4) reconstruction after national disasters and (5) the upgrading of railways and power grids will likely result in an increase in investment in China which in turn will undoubtedly promote the development of the equipment industry. According to the China Machinery Industry Association’s initial estimate in 2009, in China, the demand for diesel generators will increase by twenty percent (20%) each year, and the annual market demand should be 2,000,000 sets. Demand for power increases by twenty percent (20%) every year, but power supply increases only by two percent (2%). As a result, diesel engines for power generation and construction could be prevalent in the next 10 years.

As of the date of this Report, the Company does not hold a significant or reportable share of China’s generator manufacturing market.

From 2004 through 2005, diesel generator sets have been out-of-stock in the Chinese market and still today, there is a high demand for diesel generator sets. China’s annual demand for diesel engines is approximately 500,000 sets. Our annual orders are for 80,000 sets, despite our present production capacity of 20,000 sets. Therefore, our diesel engine production cannot meet market demand.

Employees

As of June 30, 2010, the Company had 535 full-time employees and 860 total employees.

Intellectual Property

The Company holds the exclusive right to use the electronic control fuel injection system with common rail technology which was developed with Tianjing University. On December 29, 2003, the Company entered into a Business Proposal on Co-development for the Electronically-Controlled Fuel Injection System with Common Rail for Diesel Engines with the State Key Laboratory for Internal Combustion Engine and Combustion of Tianjin University. Such agreement was supplemented on December 12, 2009. Such agreement, in reliance on the Certificate for Patent of Utility Model “New Model of Electronically-Controlled Fuel Injection System with Common Rail” held by Tianjin University, has granted to the Company an exclusive right to use the patent of the utility model for the life of the patent.

The Company holds the rights to a character mark, which has been registered with the proper regulatory authority in China.

The Company holds the rights to the website address located at http://www.chinaxinde.cn/

Compliance with Environmental Regulations and Other Laws

Environmental Regulations

The Industrial Development Policy for Automobiles issued by the State-owned Assets Supervision and Administration Commission in 2009 stated that attention should be focused on the development of diesel engine technology for car in automobile industry with consideration of the national strategy for adjustment of energy structure and the requirements for emission standard. Apparently, this is a recognition and support for the development direction of diesel oil-consumed cars. Also, in the Technical Policy for Prevention and Treatment of Pollutant Emission by Diesel Engine Vehicle issued by the Ministry of Environmental Protection in 2003, it stated that no discriminative policy should be adopted with regard to the production and use of diesel engines that have advanced technology and low pollutant emission. This reflects the Chinese government’s encouragement for the development of reliable diesel engine vehicles with low-energy consumption and low pollution and also gives powerful support to diesel engine vehicles that use advanced technology and meet emission standards. At the same time, the aforesaid Technical Policy also stresses that in regarding the adverse effects of the emission of diesel engine vehicles and the pollutants produced by its secondary reaction in air on human health and ecological environment, the emission of new diesel engine vehicles and vehicle diesel engines must meet the national or local emission standards, or it may not be manufactured, sold, or used. Presently, China’s emission standard for diesel engine vehicleS is only equivalent to the Euro I Standard, which is behind the international level and must be enhanced gradually.

We believe that China’s central government will keep strengthening the requirements for control over the pollutant emission of diesel engine vehicles to reduce environmental pollution. The Technical Policy required the Euro III Standard to be reached in 2008 and the international level after 2010. This shows China’s intent for emission laws to meet the international standard. China’s emission control is ten years behind other developed countries, so there is a big gap between China’s standard and the standard. On the other hand, it will be a great task to improve the technical levels, apply electronic control, develop outboard processing technology and upgrade fuel quality. The Technical Policy clearly states that China will adopt preferential tax and other economic policies to encourage the production and use of diesel engine vehicles and diesel engines that can meet the emission standard ahead of time. This means enterprises may be partly exempt from tax on account of producing advanced diesel engine vehicles or diesel engine.

The policy-based subsidy to purchase agricultural machinery sharply increased from RMB70 million (US$50 million) in 2004 to RMB15 billion (US$2.1 billion) in 2010. Under the promotion of high capital subsidy, China’s agricultural equipment industry plays a benign role in the market of agricultural engine, thus pushing forward the whole development of the diesel engine industry.

General Business Licenses

According to certain corporate laws of the PRC, in order to be a lawfully established company in China, the relevant corporate registration authority shall issue a business license, the date of which shall be the date of the establishment of the company. The company business license must state the name, domicile, registered capital, actually paid capital, business scope and the name of the legal representative of such company. If any of the items as stated in the business license is changed, the company must modify the company’s registration, and the company registration authority shall issue a new business license. We believe we have all business licenses to operate our business and that all such business licenses are in good order in accordance with the applicable PRC corporate laws.

Environmental Reports, Certifications and Licenses

According to certain environmental laws and regulations in China, the Department of Environmental Protection Administration under the State Council shall, in accordance with the national standards for environment quality and China’s economic and technological conditions, establish the national standards for the discharge of pollutants. The People’s Governments of Provinces, Autonomous Regions and Municipalities directly under the Central Government may establish their local standards for the discharge of pollutants for items not specified in the national standards. With regard to items already specified in the national standards, they may set local standards, which are more stringent than the national standards, and report the local ones to the Department of Environmental Protection Administration under the State Council for the record. Units that discharge pollutants in areas where the local standards for the discharge of pollutants have been established shall observe such local standards.

The Construction Project Environmental Impact Report Form, which is the environment license applicable to the Company’s common rail electronic control fuel injection system manufacturing program, was approved as satisfying the national and local environmental standards by the Economic and Technological Development Zone of Weifang City as of December 2007.

ITEM 2. PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The Company currently holds land use rights with respect to three properties. Hengyuan holds that certain certificate granting to the Company the right to utilize the real property located at No. 363 Shengli West Road, Weicheng District, Weifang, China, which encompasses 11,403 square meters, expiring March 28, 2052. Hengyuan holds that certain certificate granting to the Company the right to utilize the real property located at Wolong Qiao Village, Beiguan Sub-District, Weicheng District, Shandong, China, which encompasses 5,443 square meters, expiring March 28, 2052. Jinma holds that certain certificate granting to the Company the right to utilize the real property located at Northern to Yuqing West Street, Eastern to Caihong Road, Shandong, China, which encompasses 20,645 square meters, expiring July 24, 2056. The Administrative Committee of Foreign Investment and Development Zone of Weifang has granted to Huaxin the right to utilize a section of real property located west of Tengfei Road and south of Industry No. 1 Street, Shandong, China, which encompasses 40,000 square meters and the land use right certificate applicable to such property is currently being processed.

The Company owns six buildings. Of these six buildings, five are recorded in the name of Hengyuan, such buildings located at (a) the north section of Shengli Branch Road, Weicheng District, Weifang, Shandong, China, having 931.97 square meters, (b) the north section of Shengli Branch Road, Weicheng District, Weifang, Shandong, having 111.84 square meters, (c) No. 36 Building, No. 363 Shengli West Road, Weicheng District, Weifang, Shandong, China, having 635.43 square meters, (d) No. 363 Shengli West Road, Weicheng District, Weifang, Shandong, China, having 1,398.65 square meters, and (e) No. 363 Shengli West Road, Weicheng District, Weifang, Shandong, China, having 1,503.53 square meters. The sixth building is recorded in the name of Jinma and is located at No. 2 Yuqing West Street No. 7, Weicheng Economic Development Zone, Weifang, Shandong, China, having 2,873.51 square meters. Also, applications for ownership certificates with respect to eleven buildings are in progress.

As of June 30, 2010, the legal title to five of the Company’s motor vehicles and two office buildings were registered in the names of management members of the Company. On October 27, 2009, legal title to one of the motor vehicles was transferred to the Company. The Company and such management members intend to complete transfers of the other motor vehicle and office building titles to the Company during 2010. Also, as of June 30, 2010, two land use rights were registered in the names of two management members of the Company. The Company and such management members intend to complete transfers of such land use rights on behalf of the Company during 2010.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, we are named as the defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the September 25, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares trade on the OTCBB and the Pink Sheets under the symbol “WTFS.OB”. As of September 25, 2010, we had 60,000,000 common shares outstanding.

Set forth below is a table showing the high and low closing bids for the periods indicated from which information is available as provided to us from Pink Sheets, LLC:

	High	Low
Year Ended June 30, 2010
April 1, 2010 - June 30, 2010	$4.15	$4.05
January 4, 2010 - March 31, 2010	$4.20	$3.50
October 1, 2009 – December 31, 2009	$3.25	$0.02
July 1, 2009 – September 30, 2009	None	None
Year Ended June 30, 2009
May 1, 2009 – June 30, 2009	None	None

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Board. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any cash dividends for the foreseeable future.

For the years ended June 30, 2010 and 2009, the Company paid cash dividends of $92,072 and $3,990,235, respectively. Dividends payable relating to dividends declared prior to July 1, 2009 were $0.00 and $92,072 at June 30, 2010 and 2009, respectively.

Holders of Common Equity

As of September 25, 2010, we have issued 60,000,000 shares of our Common Stock to sixty-one holders of record.

See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2010, there were no issuances or sales of any of the Company’s unregistered securities, with the exception of the shares of Common Stock issued pursuant to the Exchange on December 28, 2009.  We have never utilized an underwriter for an offering of our securities.

DESCRIPTION OF SECURITIES

As of the date of this Report, our authorized capital stock currently consists of One Hundred Fifty Million (150,000,000) shares of Common Stock, par value $0.001 per share, of which there are 60,000,000 issued and outstanding and Ten Million (10,000,000) shares of preferred stock, par value $0.001 per share, of which there are zero (0) shares issued or outstanding. The following statements set forth the material terms of our capital stock; however, reference is made to the more detailed provisions of, and these statements are qualified in their entirety by reference to, the Company’s Articles of Incorporation and Bylaws, copies of which are referenced as Exhibits herein, and the provisions of Nevada General Corporation Law. There are no provisions in the Company’s Articles of Incorporation or Bylaws that would delay, defer or prevent a change in our control.

Common Stock

As of the date of this Report, we had 60,000,000 shares of Common Stock outstanding. Except as otherwise required by applicable law and subject to the preferential rights of the any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of Common Stock being entitled to one vote. In the event of liquidation, holders of Common Stock are entitled to share ratably in the distribution of assets remaining after payment of liabilities, if any. Holders of Common Stock have no cumulative voting rights. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Board out of funds legally available therefor.

Blank Check Preferred Stock

Our Board is empowered, without further action by stockholders, to issue from time to time one or more series of preferred stock, with such designations, rights, preferences and limitations as the Board may determine by resolution. The rights, preferences and limitations of separate series of preferred stock may differ with respect to such matters among such series as may be determined by the Board, including, without limitation, the rate of dividends, method and nature of payment of dividends, terms of redemption, amounts payable on liquidation, sinking fund provisions (if any), conversion rights (if any) and voting rights. Certain issuances of preferred stock may have the effect of delaying or preventing a change in control of our Company that some stockholders may believe is not in their interest.

Penny Stock Rules

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act.  Our Common Stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding. We may in the future establish an incentive stock option plan for our directors, employees and consultants.

Transfer Agent

Action Stock Transfer Corp., 7069 South Highland Dr., Suite 300, Salt Lake City, Utah 84121, telephone 801.274.1088, fax 801.271.1099, currently serves as the transfer agent and registrar for the Company.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of the Company and the notes thereto appearing elsewhere herein. Readers should carefully review the risk factors disclosed in this Report and other documents filed by the Company with the SEC.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This section should be read together with the Summary of Significant Accounting Policies in the attached consolidated financial statements included in this Report.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of June 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$488,685	$488,685	$-	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at June 30, 2010.

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

Buildings:	30 years
Machinery:	10 years
Motor vehicles:	5 years
Office equipment:	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals and betterments are capitalized.

Land Use Rights

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  The land use right granted to the Company is being amortized using the straight-line method over the lease term of fifty years.

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,
-Delivery has occurred or services have been rendered,
-The seller's price to the buyer is fixed or determinable, and
-Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue are recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the years ended June 30, 2010 and 2009, warranty expense was $640,404 and $73,002, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the years ended June 30, 2010 and 2009 were $28,411 and $17,994, respectively. All the retirement benefits expenses are included in general and administrative expenses.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Also see Note 14 of the financial statements of the Company included with this Report.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	June 30, 2010	June 30, 2009
Year end RMB : US$ exchange rate	6.8086	6.8448
Year average RMB : US$ exchange rate	6.8267	6.8583

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the years ended June 30, 2010 and 2009.

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

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05), Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues ASC 815-40 (formerly EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and ASC 815-40 (formerly EITF 05-2), The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument).  The adoption of ASC 815-40 did not have a material effect on the consolidated financial statement as of June 30, 2010.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS – YEAR ENDED JUNE 30, 2010 AS COMPARED TO YEAR ENDED JUNE 30, 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended June 30, 2010 and 2009:

	For the Years Ended June 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	123,305,388	100%	78,834,535	100%	44,470,853	56%

COST OF GOODS SOLD	(108,438,204)	88%	(68,142,558)	86%	40,295,646	59%
GROSS PROFIT	14,867,184	12%	10,691,977	14%	4,175,207	39%

Selling and marketing	(2,813,270)	2%	(1,813,235)	2%	(1,000,035)	55%
General and administrative	(2,303,965)	2%	(769,673)	1%	(1,534,292)	199%
INCOME FROM OPERATIONS	9,749,949	8%	8,109,069	10%	1,640,880	20%

Interest expense, net	(345,172)	0.3%	(352,063)	0.4%	6,891	(2)%
Other (expense) income, net	(15,020)	-	28,774	-	(43,794)	(152)%
Refundable value added tax	12,085,158	10%	-	-	12,085,158	100%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	21,474,915	17%	7,785,780	10%	13,689,135	176%
INCOME TAXES	1,560,419	1%	1,946,938	2%	(386,519)	(20)%

NET INCOME	19,914,496	16%	5,838,842	7%	14,075,654	241%

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	226,719	-	130,167	-	96,552	74%
OTHER COMPREHENSIVE INCOME	226,719	-	130,167	-	96,552	74%

COMPREHENSIVE INCOME	20,141,215	16%	5,969,009	8%	14,172,206	237%

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Revenues

Our revenues are derived from design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for The People’s Republic of China and overseas markets. The table below sets forth a breakdown of our revenues by product for the years indicated:

	For the Years Ended June 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pump	7,576,060	6%	4,587,654	6%	2,988,406	65%
Multi-cylinder	26,310,440	21%	18,940,358	24%	7,370,082	39%
Single-cylinder pump	1,867,004	1.5%	2,935,976	3.7%	(1,068,972)	(36)%
Fuel muzzle	5,603,823	4.5%	7,023,668	8.9%	(1,419,845)	(20)%
Parts	626,265	1%	516,687	1%	109,578	21%
Diesel engine	44,160,042	36%	39,921,462	51%	4,238,580	11%
Generator Sets	33,205,321	27%	2,164,770	3%	31,040,551	1,434%
Accessory	3,983,636	3%	2,756,002	2.4%	1,227,634	45%
Less: sales tax	(27,203)	-	(12,042)	-	(15,161)	-
Total	123,305,388	100%	78,834,535	100%	44,470,853	56%

Our revenues from product sales have increased significantly in the year ended June 30, 2010, driven primarily by the growth of the domestic economy which led to a dramatic increase in market demand, successful marketing efforts, retention of existing customers, addition of large customers and the Company’s optimization of its manufacturing capacity. The adoption of Chinese emission III standards also increased market demand with respect to environmental friendly products as compared to traditional diesel engines.

Our revenues increased by 56%, to $123,305,388 for the year ended June 30, 2010 from $78,834,535 for the year ended June 30, 2009. This increase was primarily attributable to an increase in generator sets sales, which increased by 1,434% and accounted for 27% of the Company’s total revenue in 2010. The main reason for the increase was mainly due to an increase in sales to the Company’s major customers, who subsequently resold to the Association of Southeast Asian Nations. Also, the electricity pump is a new product type for the Company that has met the Euro III Standard. Revenues from the electricity pump increased 65%, to $7,576,060 for the year ended June 30, 2010 from $4,587,654 for the year ended June 30, 2009. We believe our revenues will continue to grow as we seek to expand our sales network and explore further in the market.

Cost of Revenues

The principal components of our cost of goods sold are the cost of product sales, which is mainly effected by the cost of direct material and salaries. Our cost of goods sold has increased significantly in the two-year period ended June 30, 2010, in line with the substantial growth of our revenues in 2010.  The following table sets forth a breakdown of our cost of goods sold by product for the year indicated:

	For the Years Ended June 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Costs of Good Sold:
Electricity pump	5,744,147	5%	2,315,578	3%	3,428,569	148%
Multi-cylinder	19,960,447	16%	13,967,182	17%	5,993,265	43%
Single-cylinder pump	1,822,754	2%	2,781,515	4%	(958,761)	(34)%
Fuel muzzle	5,285,468	5%	5,388,142	6%	(102,674)	(2)%
Parts	591,004	-	447,602	1%	143,402	32%
Diesel engine	41,167,595	33%	38,481,876	49%	2,685,719	7%
Generator Sets	29,923,875	24%	2,078,460	3%	27,845,415	1,340%
Accessory	3,942,914	3%	2,682,203	3%	1,260,711	47%
Total	108,438,204	88%	68,142,558	86%	40,295,646	59%

Our cost of goods sold increased by 59%, or $40,295,646, to $108,438,204 for the year ended June 30, 2010 from $68,142,558 for the year ended June 30, 2009. The increase was primarily due to our increased purchases of direct materials and direct labor costs. This increase was also in line with the increase of our revenues during the same period and consistent with the continuous expansion of our business.  The cost for generator sets attributable to our total cost of goods sold increased by 1,340%, or $27,845,414, to $29,923,875 for the year ended June 30, 2010 from $2,078,460 for the year ended June 30, 2009. We believe our cost of goods sold will continue to increase as we expand our production lines.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the years indicated:

	For the Years Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Gross Profit and Gross Margin:
Electricity pump	1,831,913	1%	2,272,076	3%	(440,163)	(19)%
Multi-cylinder	6,349,993	5%	4,973,177	6%	1,376,816	28%
Single-cylinder pump	44,250	-	154,460	-	(110,210)	(71)%
Fuel muzzle	318,355	-	1,635,526	2%	(1,317,171)	(81)%
Parts	35,261	-	69,085	-	(33,824)	(49)%
Diesel engine	2,992,447	2%	1,439,586	3%	1,552,861	108%
Generator sets	3,281,446	4%	86,310	-	3,195,136	3,702%
Accessory	40,722	-	73,799	-	(33,077)	(45)%
Less: sales tax	(27,203)	-	(12,042)	-	(15,161)	126%
Total	14,867,184	12%	10,691,977	14%	4,175,207	39%

Our gross profit increased by 39%, or $4,175,207, to $14,867,184 for the year ended June 30, 2010 from $10,691,977 for the year ended June 30, 2009.  The increase is primarily due to the revenue increase generated by our product sales, especially from the sales of generator sets. The gross profit derived from generator sets increased by 3,702%, or $3,195,136, to $3,281,446 for the year ended June 30, 2010 from $86,310 for the year ended June 30, 2009.

The electricity pump, multi-cylinder, fuel muzzle, diesel engine and generator sets typically enjoy higher gross margins relative to other products. The gross margin for the year ended June 30, 2010 decreased by 2% from the year ended June 30, 2009. This was mainly due to the first three gross profit margin contributors out of five listed above decreasing because of the higher price of raw materials, although the gross profit margin of generator sets made a significant increase in 2010. The total cost of goods sold accounted for 88% in 2010, which was slightly higher than in 2009 by 2%. We believe our overall average gross margin will continue to grow as we further expand our higher margin products and services.

Selling and marketing Expenses

Our selling and marketing expenses primarily include sales commission, after-sales service, payroll, trip and travelling, freight fees, etc. The table below sets forth a breakdown of our selling and marketing expenses for the years indicated:

	For the Years Ended June 30,
	2010		2009
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Sales commission	1,476,971	52%	1,136,905	63%	340,066	30%
After-sales service	640,404	23%	73,001	4%	567,403	777%
Payroll	272,473	10%	179,121	10%	93,352	52%
Trip and travelling	160,429	6%	210,243	11%	(49,814)	(24)%
Freight fee	159,597	6%	126,041	7%	33,556	27%
Others	103,396	3%	87,924	5%	15,472	18%
Total	2,813,270	100%	1,813,235	100%	1,000,035	55%

Our selling and marketing expenses remained stable as 2% of our revenues in the two-year period ended June 30, 2010.  Selling and marketing expenses increased by 55%, or $1,000,035, to $2,813,270 for the year ended June 30, 2010 from $1,813,235 for the year ended June 30, 2009. This increase was primarily due to (i) an increase in freight as a result of our improved sales performance, (ii) an increase in sales commissions to distributors for their outstanding performances resulting in our increase in revenues, (iii) a significantly increase in the after sales services and (iv) an increase in the payroll for newly hired employees as a result of the expansion of our business.

We believe such expenses will continue to increase as we expand our sales network and build our operations in additional regional markets in China, and we expect such expenses will remain stable as a percentage of revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provisions, bonuses, financial consulting fee, payroll, legal consulting fee, entertainment fees, office general expenses, labor insurance fees, business travel fees, deprecation, transportation fees, land usage taxes, welfare fees, land use rights amortization, etc. The table below sets forth a breakdown of our general and administrative expenses for the years indicated:

	For the Years Ended June 30,
	2010		2009
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Bad Debt Provision	633,468	27%	88,010	11%	545,458	620%
Bonus	461,425	20%	-	-	461,425	-
Financial consulting fee	256,043	11%	-	-	256,043	-
Payroll	220,900	9%	206,342	27%	14,558	7%
Legal consulting fee	157,201	7%	-	-	157,201	-
Entertainment fee	64,369	3%	51,959	7%	12,410	24%
Office expense	63,937	3%	53,648	7%	10,289	19%
Labor insurance fee	60,972	3%	41,262	5%	19,710	48%
Trip and traveling	49,226	2%	41,856	5%	7,370	18%
Depreciation	47,071	2%	22,851	3%	24,220	106%
Transportation fee	85,337	4%	101,423	14%	(16,086)	(16)%
Land usage tax	39,282	2%	39,101	5%	181	-
Welfare fee	28,411	1%	17,994	2%	10,417	58%
Land use rights amortization	22,587	1%	22,483	3%	104	-
Others	113,736	5%	82,744	11%	30,992	37%
Total	2,303,965	100%	769,673	100%	1,534,292	199%

Our general and administrative expenses increased by 199%, or $1,534,292, to $2,303,965 for the year ended June 30, 2010 from $769,673 for the year ended June 30, 2009, which was primarily the result of our expanding operations, hiring of additional staff to support our growth and retention of legal and accounting services in connection with the listing of our stock on the OTCBB pursuant to the Exchange. Our general and administrative expense was approximately 2% of revenues, which increased in the year ended June 30, 2010. Bad debt provision, bonuses for the senior and high level management, financial consulting fees and legal fees were four major contributors for the increase in general and administrative expenses of the Company in 2010.

We believe such expenses will continue to increase as our business expands. We will also incur additional costs to meet the requirements of being a public company in the U.S., such as hiring additional staff with experience in U.S. GAAP and SEC reporting requirements and developing internal audit, disclosure control and compliance functions.

Income from Operations

As a result of the foregoing, our income from operations increased by 20%, or $1,640,880, to $9,749,949 for the year ended June 30, 2010 from $8,109,069 for the year ended June 30, 2009.

Interest Expense, Net

Our financing costs include primarily interests paid on short-term loans and miscellaneous bank charges.  The table below sets forth a breakdown of our interest expenses for the periods indicated:

	For the Years Ended June 30,
	2010		2009
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Interest expense	334,599	97%	343,223	97%	(8,624)	(3)%
Bank charges	10,930	3%	7,202	2%	3,728	52%
Exchange gain or loss	(357)	-	1,638	1%	(1,995)	(122)%
Total	345,172	100%	352,063	100%	(6,891)	(2)%

For the two years ended June 30, 2010 and 2009, interest expense, net amounted to $345,172 and $352,063 and represented 0.3% and 0.4% of our revenues, respectively. The short-term bank loans have slightly increased by 4% to $2,878,712 from the year end June 30, 2009. The increase in financing costs was insignificant as a result of many of the bank loans obtained in June 30 2010. The decrease was primarily attributable to an interest rate decline on bank loans.

Other Income, Net

Other income primarily includes rental income as well as penalty payments tendered by the Company’s customers due to contract breaches. Other expenses primarily includes subsidies for retiring employees, penalties and losses on settlement of account receivable and account payable for fixed assets and inventories.

Other expense was $15,020 for the year ended June 30, 2010 compared to other income of $28,774 for the year ended June 30, 2009. This was primarily due to a loss of $15,112 on the settlement of accounts receivable and accounts payable for fixed assets.

Refundable Value Added Tax

To honor the Company’s continuous contribution to the local economy and its achievement of going public in the U.S., the local tax bureau exempted the Company’s output VAT payable of $12,085,158, which was recorded as subsidy income in the accompanying consolidated statements of income and comprehensive income for the year ended June 30, 2010.

Income Tax Expense

Our income tax expense decreased by 20%, or $386,519, to $1,560,419 for the year ended June 30, 2010 from $1,946,938 for the year ended June 30, 2009. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the “new CIT law”), which went into effect on January 1, 2008. In accordance with such laws, the applicable corporate income tax rate for the Company’s subsidiary Hengyuan is 25%. In 2010 and 2009, the Company’s subsidiaries Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method pursuant to which the amount of applicable income tax would be determined by the local tax bureau instead of applying the new CIT law’s rate of 25%. Subject to such Verification Collection method, Jinma and Huaxin’s tax rates were less than 25% and, as a result, the consolidated effective tax rate for the Company in 2010 was 7.3%. In 2009, Jinma and Huaxin sustained losses; as such the effect of the favorable tax rate was less significant than its effect in 2010.

Net Income

Primarily as a result of the foregoing, our net income increased by 241%, or $14,075,654, to $19,914,496 for the year ended June 30, 2010 from $5,838,842 for the year ended June 30, 2009.

Net margin is a profitability ratio which is calculated by net income divided revenue. Our net margin increased to 16% in 2010 from 7% in 2009, which was mainly attributable to the business expansion and good performance of sales revenue.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended June 30,
	2010	2009
	$	$

Net cash provided by (used in) operating activities	3,501,436	(8,671,395)
Net cash (used in) provided by investing activities	(708,320)	12,487,397
Net cash provided by (used in) financing activities	447,723	(3,967,701)
Net increase (decrease) in cash and cash equivalents	3,240,839	(151,699)
Effect of exchange rate changes on cash	30,945	114,840
Cash and cash equivalents at beginning of year	127,576	164,435
Cash and cash equivalents at end of year	3,399,360	127,576

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

Liquidity

Operating Activities

Net cash provided by / used in operating activities primarily consists of net income, as adjusted for bad debt expense, depreciation and amortization, deferred income taxes, gain or loss on disposal of property,  and changes in operating assets and liabilities such as accounts receivable, prepayments, deposits and other receivables, due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash provided by operating activities was $3,501,436 for the year ended June 30, 2010, which is primarily attributable to our net income of $19,914,496, adjusted by an increase in doubtful accounts of $633,468, an increase in inventories of $2,266,816, an increased in value added tax payable of $6,842,229 and an increase in taxes payable of $1,565,318, offset by a decrease in accounts receivable of $23,432,456 and a decrease in prepayments for goods of $3,447,737.

Net cash used in operating activities was $8,671,395 for the year ended June 30, 2009, which is primarily attributable to our net income of $5,838,842, adjusted by an increase in inventories of $1,705,478 and an increase in taxes payable of $1,931,228, offset by a decrease in accounts receivable of $12,945,561, a decrease in accounts payable of $4,852,316 and a decrease in customer deposits of $3,056,855.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, proceeds from disposal of fixed assets, proceeds from disposition of discontinued operation, reverse merger and notes receivable.

Net cash used in investing activities was $708,320 for the year ended June 30, 2010, which is primarily attributable to an increase in notes receivable of $136,711, offset by decrease in purchases of plant and equipment of $162,358 and decrease in purchases of construction in progress of $684,782.

Net cash provided by investing activities was $12,487,397 for the year ended June 30, 2009, which is primarily attributable to an increase in notes receivable of $12,939,393 and an increase in proceeds from disposal of fixed assets of $57,768, offset by a decrease in purchases of plant and equipment of $154,332 and a decrease in purchases of construction in progress of $355,432.

Financing Activities

Net cash provided by / used in financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable, repayment of long-term debt and a dividend paid.

Net cash provided by financing activities was $447,723 for the year ended June 30, 2010, which is primarily attributable to an increase in proceeds from short-term loans of $4,042,961 and an increase in proceeds from notes payable of $2,760,094, offset by decrease in repayments of short-term loans of $3,937,492 and decrease in repayments of notes payable of $2,188,697.

Net cash used in financing activities was $3,967,701 for the year ended June 30, 2009, which is primarily attributable to an increase in proceeds from short-term loans of $2,864,965 and an increase in proceeds from notes payable of $917,152, offset by a decrease in repayments of short-term loans of $3,020,007, a decrease in repayments of long-term debt of $739,576 and a decrease in dividend paid of $3,990,235.

Working Capital

Working capital is current liabilities deducted from current assets. The working capital of the Company was $50,735,680 for the year ended June 30, 2010, which is primarily attributable to an increase in cash and cash equivalents of $3,399,360, an increase in accounts receivable of $60,473,007, an increase in inventories of $5,584,317 and an increase in prepayments for goods of $3,822,120, offset by a decrease in accounts payable of $4,850,579, a decrease in short-term bank loans of $2,878,712, a decrease in notes payable of $1,014,987, a decrease in income tax payable of $4,990,163, a decrease in other payables of $1,041,766 and a decrease in value added tax payable of $6,931,841.

The working capital was $31,267,687 for the year ended June 30, 2009, which is primarily attributable to an increase in the cash and cash equivalents of $127,576, an increase in accounts receivable of $37,791,206, an increase in inventories of $7,851,133 and an increase in prepayments for goods of $374,384, offset by a decrease in accounts payable of $5,220,636, a decrease in short-term bank loans of $2,758,314, a decrease in notes payable of $768,796, a decrease in income tax payable of $3,424,846 and a decrease in other payables of $1,436,101.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$2,878,712	$2,878,712	$-
Notes payable	1,341,285	1,014,987	326,298
Construction In Processing	575,562	575,562	-
Total Contractual Obligations:	$4,795,559	$4,469,261	$326,298

Bank indebtedness consists of secured and unsecured borrowings from the Industrial and Commercial Bank of China, Rural Credit Cooperative, Bank of Communications, Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loans from an unrelated individual and related individuals.

The Company has a capital commitment of approximately $575,562 for the construction of the new production line in connection with the new plant as of June 30, 2010.

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Dianjun Liu, a beneficial shareholder, director and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $62,557. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a beneficial shareholder and vice-president of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $377,310. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of June 30, 2010, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A.   QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS

XINDE TECHNOLOGY COMPANY

(FORMERLY WASATCH FOOD SERVICES, INC.)

AND SUBSIDIARIES

CONTENTS

PAGE	F2-3	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGES	F4-5	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND 2009

PAGES	F6	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

PAGE	F7	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

PAGES	F8-9	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

PAGES	F10-34	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
Xinde Technology Company

We have audited the accompanying consolidated balance sheet of Xinde Technology Company (formerly Wasatch Food Services, Inc.) and Subsidiaries (the “Company”) as of June 30, 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriated in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xinde Technology Company and Subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
September 17, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Weifang Xinde Fuel Injection System Co., Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Xinde Technology Company (formerly Wasatch Food Services, Inc.) and subsidiaries (the “Company”) as of June 30, 2009, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriated in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xinde Technology Company and subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

K.P. Cheng & Co.
Certified Public Accountants
Hong Kong, People’s Republic of China
December 18, 2009

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	June 30,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$3,399,360	$127,576
Accounts receivable, net of allowance for doubtful accounts of $793,630 and $157,642 as of June 30, 2010 and 2009, respectively	60,473,007	37,791,206
Inventories	5,584,317	7,851,133
Notes receivable, including bank acceptance notes	628,133	761,165
Prepayments for goods	3,822,120	374,384
Prepaid expenses and other receivables	26,404	28,101
Due from employees	131,400	103,869
Due from related parties	-	14,584
Deferred taxes	47,448	52,735
Total Current Assets	74,112,189	47,104,753

LONG-TERM ASSETS
Plant and equipment, net	3,043,955	2,740,763
Land use rights, net	948,504	966,020
Construction in progress	685,222	296,239
Deposit for land use right	373,821	152,701
Deferred taxes	129,049	122,772
Total Long-Term Assets	5,180,551	4,278,495

TOTAL ASSETS	$79,292,740	$51,383,248

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	June 30,
	2010	2009
CURRENT LIABILITIES
Accounts payable	$4,850,579	$5,220,636
Short-term bank loans	2,878,712	2,758,314
Customer deposits	497,206	313,447
Notes payable, including related parties	1,014,987	768,796
Income tax payable	4,990,163	3,424,846
Other payables	1,041,766	1,436,101
Value added tax payable	6,931,841	89,611
Due to employees	98,550	616,719
Due to related parties	413,136	844,549
Accrued expenses and dividend payable	659,569	364,047
Total Current Liabilities	23,376,509	15,837,066

LONG-TERM LIABILITIES
Notes payable to related parties	326,298	132,366
Total Long-Term Liabilities	326,298	132,366

TOTAL LIABILITIES	23,702,807	15,969,432

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2010 and 2009	-	-
Common stock, $0.001 par value; 160,000,000 shares authorized; 60,000,000 and 42,000,000 shares issued and outstanding at June 30, 2010 and 2009, respectively	60,000	42,000
Additional paid-in capital	1,072,334	1,055,432
Retained earnings (the restricted portion is $204,069 at June 30, 2010 and 2009)	50,131,203	30,216,707
Accumulated other comprehensive income	4,326,396	4,099,677
TOTAL SHAREHOLDERS’ EQUITY	55,589,933	35,413,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,292,740	$51,383,248

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years Ended June 30,
	2010	2009
REVENUES, NET	$123,305,388	$78,834,535

COST OF GOODS SOLD	(108,438,204)	(68,142,558)
GROSS PROFIT	14,867,184	10,691,977

Selling and marketing	2,813,270	1,813,235
General and administrative	2,303,965	769,673
INCOME FROM OPERATIONS	9,749,949	8,109,069

Interest expense, net	(345,172)	(352,063)
Other (expense) income, net	(15,020)	28,774
Refundable value added tax	12,085,158	-

INCOME FROM OPERATIONS BEFORE INCOME TAXES	21,474,915	7,785,780
INCOME TAXES	1,560,419	1,946,938

NET INCOME	19,914,496	5,838,842

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	226,719	130,167

OTHER COMPREHENSIVE INCOME	226,719	130,167

COMPREHENSIVE INCOME	$20,141,215	$5,969,009

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	51,123,288	42,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.39	$0.14

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

BALANCE AT JUNE 30, 2009	42,000,000	$42,000	$1,055,432	$30,216,707	$4,099,677	$35,413,816

Recapitalization	18,000,000	18,000	16,902	-	-	34,902

Foreign currency translation gain	-	-	-	-	226,719	226,719

Net income	-	-	-	19,914,496	-	19,914,496

BALANCE AT June 30, 2010	60,000,000	$60,000	$1,072,334	$50,131,203	$4,326,396	$55,589,933

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,914,496	$5,838,842

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	261,094	259,948
Provision for doubtful accounts	633,468	88,457
Deferred taxes	(990)	11,713
Gain on disposal of fixed assets	-	(9,230)
Net loss on settlement of accounts receivable and accounts payable for fixed assets	15,112	-

(Increase) Decrease In:
Accounts receivable	(23,432,456)	(12,945,561)
Inventories	2,266,816	1,705,478
Prepayments for goods	(3,447,737)	803,049
Prepaid expenses and other receivables	4,032	133,436
Due from employees	(27,530)	89,752
Due from related parties	14,584	623,608

Increase (Decrease) In:
Accounts payable	(334,436)	(4,852,316)
Other payables	(394,335)	176,661
Value added tax payable	6,842,229	-
Taxes payable	1,565,318	1,931,228
Customer deposits	183,759	(3,056,855)
Due to employees	(518,169)	87,334
Due to related parties	(385,745)	408,583
Accrued expenses	341,926	34,478
Net cash provided by (used in) operating activities	3,501,436	(8,671,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(162,358)	(154,332)
Purchases of construction in progress	(684,782)	(355,432)
Proceeds from disposal of fixed assets	-	57,768
Reverse merger, net of cash acquired	2,109	-
Notes receivable	136,711	12,939,393
Net cash (used in) provided by investing activities	$(708,320)	$12,487,397

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	$4,042,961	$2,864,965
Repayments of short-term loans	(3,937,492)	(3,020,007)
Repayments of notes payable	(2,188,697)	-
Proceeds from notes payable	2,760,094	917,152
Repayments of long-term debt	(137,071)	(739,576)
Dividends paid	(92,072)	(3,990,235)
Net cash provided by (used in) financing activities	447,723	(3,967,701)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,240,839	(151,699)
Effect of exchange rate changes on cash	30,945	114,840
Cash and cash equivalents at beginning of year	127,576	164,435
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,399,360	$127,576

SUPPLEMENTARY CASH FLOW INFORMATION

	2010	2009
Income taxes paid	$17,523	$12,978
Interest paid	$351,218	$455,056

SUPPLEMENTAL NON-CASH DISCLOSURES:
1.	During the year ended June 30, 2010, accounts receivable with a carrying amount of $117,187 was settled by a fixed asset with a fair value of $95,215, resulting in a loss of $21,972.

2.	During the year ended June 30, 2010, accounts payable with a carrying amount of $36,621 was settled by a fixed asset with a net book value of $29,761, resulting in a gain of $6,860.

3.	During the years ended June 30, 2010 and 2009, $298,399 and $82,510 were transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wasatch Food Services, Inc., (“Wasatch”) was incorporated under the laws of the State of Nevada on December 20, 2006 to engage as a franchisee of certain restaurants in the State of Idaho through its wholly owned subsidiary, Wasatch Food Services of Idaho, Inc. ("Bajio"). On April 22, 2010, Wasatch Food Services, Inc. changed its name to Xinde Technology Company (“Xinde”).

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

Weifang Xinde Fuel Injection System Co., Ltd. (“Weifang Xinde”) is an investment holding company. The principal activities of Xinde and its subsidiaries are the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the People’s Republic of China (the “PRC”) and overseas markets.

On November 13, 2009, all the shareholders of Weifang Xinde entered into a share exchange agreement with Huajie to transfer all the shares of Xinde to Huajie for $116,418 in cash. Huajie is a new company established under the laws of the PRC solely by HKSIND, a company incorporated in Hong Kong, on October 24, 2009. As a result of the share exchange, Xinde became a wholly-owned subsidiary of Huajie. Huajie and Xinde only act as holding companies with no operations or expenses, and therefore, the business of Huajie will continue to be that of Xinde’s wholly-owned subsidiaries, Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan"), Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”) and Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”).

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

After the share exchange, JPL and its wholly-owned subsidiaries became a wholly-owned subsidiary of Wasatch, and Xinde became the principal operating subsidiary. The exchange transaction was accounted for as a reverse acquisition in accordance with ASC 805-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 "Business Combinations". The acquisition is accounted for as the recapitalization of Xinde. Accordingly, the consolidated statements of income include the results of operations of Xinde and its subsidiaries from July 1, 2009 and 2008, and the results of operations of Wasatch from the acquisition date through June 30, 2010.

Details of Xinde and its subsidiaries (the “Company”) as of June 30, 2010 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities

Jolly Promise Ltd. (“JPL”)	British Virgin Island July 2, 2008	Wholly-owned subsidiary of Xinde	Investment holding company

H.K. Sindhi Fuel Injection Co., Ltd (“HKSIND”)	Hong Kong, PRC, June 7, 2004	Wholly-owned subsidiary of JPL	Investment holding company

Weifang Huajie Fuel Injection Co., Ltd. (“Huajie”)	Shandong, PRC October. 24 2009	Wholly-owned subsidiary of HKSIND	Investment holding company

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Name	Place and Date of Establishment/ Incorporation	Relationship	Principal Activities

Weifang Xinde Fuel Injection System Co., Ltd. (“Weifang Xinde”)	Shandong, PRC October 29, 2007	Wholly-owned subsidiary of Huajie	Investment holding company

Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan")	Shandong, PRC, December 21, 2001	Wholly-owned subsidiary of Weifang Xinde	Design, development, manufacture, and commercializing of fuel injection pump, diesel fuel injection systems and injectors

Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”)	Shandong, PRC September 19, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”)	Shandong, PRC October 20, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of June 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$488,685	$488,685	$-	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at June 30, 2010.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the years ended June 30, 2010 and 2009.

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

The majority of the Company’s revenue results from sales contracts with distributors and revenue are recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales are recognized. During the years ended June 30, 2010 and 2009, warranty expense was $640,404 and $73,000, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the years ended June 30, 2010 and 2009 are $28,411 and $17,994, respectively. All the retirement benefit expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

The accompanying consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate.

	June 30, 2010	June 30, 2009
Year end RMB : US$ exchange rate	6.8086	6.8448
Year average RMB : US$ exchange rate	6.8267	6.8583

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2010 and 2009.

(p)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the years ended June 30, 2010 and 2009.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Recent Accounting Pronouncements (Continued)

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-05), Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock. ASC 815-40 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues ASC 815-40 (formerly EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and ASC 815-40 (formerly EITF 05-2), The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument).  The adoption of ASC 815-40 did not have a material effect on the consolidated financial statement as of June 30, 2010.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

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

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 5 – CONCENTRATIONS

(a)	Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Year Ended June 30,		Accounts Receivable
Major Customers	2010	2009	June 30, 2010	June 30, 2009

Company A	3.2%	3.4%	0.2%	1.1%
Company B	2.1%	-	0.7%	-
Company C	2.1%	3.0%	2.8%	4.2%
Company D	2.1%	3.0%	2.8%	3.9%

(b)	Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Year Ended June 30,		Accounts Payable
Major Suppliers	2010	2009	June 30, 2010	June 30, 2009

Company F	7.0%	7.4%	-	1.0%
Company G	6.7%	-	0.5%	-
Company H	4.8%	3.3%	2.3%	0.1%
Company I	4.2%	4.1%	-	-

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2010	June 30, 2009
Raw materials	$2,798,967	$6,186,654
Work-in-progress	889,937	580,377
Finished goods	1,895,413	1,084,102
Total inventories	$5,584,317	$7,851,133

NOTE 7 – NOTES RECEIVABLE

Notes receivable from unrelated and related individuals consist of the following:

		June 30, 2010	June 30, 2009

Notes receivable from unrelated individuals:
Due December 30, 2009, interest at 10% per annum (Settled on its due date)		$-	$25,640
Due December 30, 2009, interest at 10% per annum (Settled on its due date)		-	21,915
Due December 24, 2010, interest at 10% per annum		2,857	-
Due December 24, 2010, interest at 10% per annum		22,031	-
Due May 16, 2011, interest at 6% per annum		114,560	-
Subtotal		$139,448	$47,555

Notes receivable from related individuals:
Due December 30, 2009, interest at 10% per annum (Settled on its due date)	(a)	$-	1,461
Due March 31, 2010, interest at 7.2% per annum (Settled on its due date)	(b)	-	555,169
Subtotal		$-	$556,630

Bank acceptance notes (aggregated by month of maturity):
Due July, 2009 (Settled on its due date)		-	156,980
Due September, 2010		29,375	-
Due October, 2010		29,375	-
Due November, 2010		205,220	-
Due December, 2010		224,715	-
Subtotal		488,685	156,980
Total		$628,133	$761,165

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 7 – NOTES RECEIVABLE (CONTINUED)

Notes receivable from unrelated individuals are unsecured.

(a) This note was due from Mr. Li Zengshan, who is a director and beneficial shareholder of the Company. The balance represented a loan from the Company which was unsecured.

(b) This note was due from Mr. Jin Xin, who is a director and beneficial shareholder of the Company. The balance represented a loan from the Company which was unsecured.

NOTE 8 – DUE FROM/TO RELATED PARTIES

(I)	Due From Related Parties

		June 30, 2010	June 30, 2009

Jin Ping	(b)	-	14,584
Total due from related parties		$-	$14,584

(II)	Due To Related Parties

		June 30, 2010	June 30, 2009

Jin Xin	(a)	$-	$395,406
Liu Dianjun	(c)	342,994	403,475
Li Zengshan	(d)	23,612	45,668
Zhang Qixiu	(e)	32,312	-
Jin Wei	(f)	14,218	-
Total due to related parties		$413,136	$844,549

(III)	Due From Employees

		June 30, 2010	June 30, 2009

Current		$131,400	$103,869
Total due from employees	(g)	$131,400	$103,869

(IV)	Due To Employees

		June 30, 2010	June 30, 2009

Current		$98,550	$616,719
Total due to employees	(h)	$98,550	$616,719

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 8 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(a)
Jin Xin is a director and beneficial shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The payable balance represented prepayments for goods paid by Jin Xin on behalf of the Company, which were unsecured, interest-free and had no fixed repayment term.

(b)	Jin Ping is the brother of Jin Xin, also see (a). The receivable balance represented a traveling advance, which was unsecured, interest-free and collectible on demand.

(c)
Liu Dianjun is a director, officer and beneficial shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent money advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms. During the year ended June, 30, 2010, the Company paid $36,718 to Liu Dianjun as a bonus, which was recorded as general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

(d)
Li Zengshan is a director, officer and beneficial shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balance of $23,612 represents business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and has no fixed repayment term. Also see Note 17.

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

(h)
Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	June 30, 2010	June 30, 2009
Cost of land use rights	$1,087,939	$1,082,192
Less: Accumulated amortization	(139,435)	(116,172)
Land use rights, net	$948,504	$966,020

Amortization expense for the years ended June 30, 2010 and 2009 was $22,587 and $22,483, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$22,587
2012	22,587
2013	22,587
2014	22,587
2015	22,587
Thereafter	835,569
Total	$948,504

Two land use rights with an aggregate net book value of $51,880 and $53,170 at June 30, 2010 and 2009, respectively, were registered in the names of two management members of the Company. The Company’s local legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of 2010. These two land use rights were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are beneficial shareholders of the Company) in the amounts of $377,310 and $62,557, respectively. Also see Note 17.

At June 30, 2010 and 2009, the net book value of land use rights pledged as collateral for bank loans was $514,662 and $752,059, respectively. Also see Note 11.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 10 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2010	June 30, 2009
At cost:
Buildings	$2,818,371	$2,505,871
Machinery and equipment	1,082,065	988,414
Office equipment	50,299	40,279
Motor vehicles	430,981	301,104
	4,381,716	3,835,668
Less : Accumulated depreciation
Buildings	(429,115)	(336,677)
Machinery and equipment	(611,728)	(507,106)
Office equipment	(35,789)	(27,282)
Motor vehicles	(261,129)	(223,840)
	(1,337,761)	(1,094,905)
Plant and equipment, net	$3,043,955	$2,740,763

Depreciation expense for the years ended June 30, 2010 and 2009 was $238,507 and $237,465 respectively.

At June 30, 2010, the legal title to five motor vehicles and two office buildings with a total net book value of $72,247 and $637,217 were registered in the names of management members of the Company. The Company’s local legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of 2010.

Two office buildings were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are beneficial shareholders of the Company) in the amounts of $377,310 and $62,557, respectively. Also see Note 17.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,064,443 is in progress. The Company’s local legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of 2010.

At June 30, 2010 and 2009, the net book value of buildings pledged as collateral for short-term bank loans was $71,895 and $74,842, respectively. Also see Note 11.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 11 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2010	June 30, 2009

Industrial and Commercial Bank of China:

Monthly interest only payments at 5.84% per annum, due May 6, 2010, secured by a land use right owned by the Company. Also see Note 9. (Repaid on its due date)	-	511,340

Monthly interest only payments at 5.84% per annum, due April 20, 2010, secured by a land use right owned by the Company. Also see Note 9. (Repaid on its due date)	-	73,049

Rural Credit Cooperative:

Monthly interest only payments at 7.97% per annum, due April 20, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	-	131,487

Monthly interest only payments at 6.89% per annum, due December 1, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd.	88,124	-

Monthly interest only payments at 7.52% per annum, due December 30, 2010, guaranteed by Weifang Jinma Diesel Engine Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd.	440,619	-

Bank of Communications

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a land use right owned by the Company. Also see Note 9. (Repaid on its due date)	-	464,589

Monthly interest only payments at 8.22% per annum, due July 22, 2009, secured by a building owned by the Company. Also see Note 10. (Repaid on its due date)	-	993,461

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right owned by the Company and guaranteed by a beneficial shareholder, Liu Dianjun. Also see Note 9. (Subsequently repaid on its due date)	146,873	-

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 11 – SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2010	June 30, 2009

Weifang Bank

Monthly interest only payments at 9.7% per annum, due August 16, 2009, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$-	$292,194

Monthly interest only payments at 7.97% per annum, due May 14, 2010, secured by a land use right owned by the Company. Also see Note 9. (Repaid on August 16, 2009 in advance)	-	292,194

Monthly interest only payments at 7.43% per annum, due July 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Subsequently repaid on its due date)	587,492	-

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	293,746	-

Monthly interest only payments at 7.43% per annum, due April 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	293,746	-

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due September 2, 2010, borrowed by Hengyuan, guaranteed by a beneficial shareholder, Liu Dianjun and Weifang Xinde Fuel Injection System Co.,Ltd. (Repaid on its due date)	734,365	-

Bank of China:

Monthly interest only payments at 5.84% per annum, due February 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by a beneficial shareholder, Li Zengshan, and his wife, Li Guimei	293,747	-
Total	$2,878,712	$2,758,314

Interest expense for short-term bank loans for the years ended June 30, 2010 and 2009 was $375,123 and $386,674 respectively.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 12 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		June 30, 2010	June 30, 2009
Notes payable to an unrelated individual:

Due December 30, 2009, interest at 10% per annum (Settled on its due date)		$-	$131,487
Due January 21, 2010, interest at 10% per annum (Settled on its due date)		-	42,368
Due September 26, 2010 interest at 6% per annum		84,505	-
Due December 24, 2010 interest at 10% per annum		98,308	-
Due May 4, 2011 interest at 14.36% per annum		373,058	-
Due May 4, 2011 interest at 12% per annum		140,998	-
Subtotal		696,869	173,855

Notes payable to related individuals:

Due May 12, 2010, interest at 5.76% per annum (Settled on its due date)	(a)	-	29,219
Due May 12, 2010, interest at 5.76% per annum (Settled on its due date)	(a)	-	32,466
Due December 30, 2009, interest at 10% per annum (Settled on its due date)	(b)	-	94,963
Due July 1, 2010, interest at 7.28% per annum (Settled on its due date)	(b)	77,843	-
Due December 24, 2010, interest at 10% per annum	(b)	95,467	-
Due May 2, 2011, interest at 6% per annum	(b)	31,240	-
Due June 30, 2011, interest at 6.91% per annum	(b)	80,930	-
Due June 30, 2011, interest at 5.76% per annum	(a)	32,638	-
Subtotal		318,118	156,648

Bank acceptance notes:

Due August 2, 2009 (Settled on its due date)		-	438,293
Subtotal		-	438,293

Total		$1,014,987	$768,796

(a)	The notes are or were due to Mr. Liu Dianjun, a director, beneficial shareholder and officer of the Company. The current balance represents a loan to the Company which is unsecured.

(b)	This note is due to Mr. Li Zengshan, a director, beneficial shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 13 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable consists of the following:
		June 30, 2010	June 30, 2009
Notes payable to related individuals:

Due May 12, 2013, interest at 5.76% per annum (Settled in advance)	(a)	-	76,505
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	29,918	55,861
Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	$296,380	$-
Total		$326,298	$132,366

(a)	The current note is due to Mr. Liu Dianjun, a director, beneficial shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, a director, beneficial shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

Notes payable to related individuals are unsecured.

NOTE 14 – TAXES

(a)  Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan is 25%.  In 2010 and 2009, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes (formerly "FIN 48", an interpretation of FASB statement No. 109), Accounting for Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 14 – TAXES (CONTINUED)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the years ended June 30, 2010 and 2009 are summarized as follows:

	June 30, 2010	June 30, 2009
Current:
Provision for CIT	$1,561,409	$1,935,225

Deferred:
Provision for CIT	(990)	11,713

Income tax expense	$1,560,419	$1,946,938

The Company’s income tax expense differs from the “expected” tax expense for the years ended June 30, 2010 and 2009 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	June 30, 2010	June 30, 2009
Computed “expected” expense	$5,368,728	$1,946,445
Permanent differences	(3,021,289)	493
Favourable tax rates	(787,020)	-

Income tax expense	$1,560,419	$1,946,938

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 14 – TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
Deferred tax assets:
Current portion:
Sales	$-	$15,621
Bad debt provision	24,174	20,694
Expenses	76,720	54,703
Subtotal	$100,894	$91,018

Deferred tax liabilities:
Current portion:
Sales cut-off	$(31,596)	$(19,065)
Others	(21,850)	(19,218)
Subtotal	(53,446)	(38,283)

Net deferred tax assets - current portion	47,448	52,735

Deferred tax assets:
Non-current portion:
Depreciation	118,448	99,921
Amortization	10,601	22,851
Subtotal	129,049	122,772

Net deferred tax assets - non-current portion	129,049	122,772

Total net deferred tax assets	$176,497	$175,507

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 14 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the years ended June 30, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the years ended June 30, 2010 and 2009.

The pro forma combined effects of the favorable tax rates available to the Company for the years ended June 30, 2010 and 2009 are as follows:

	For the Years Ended June 30,
	2010	2009
Tax holiday effect	$787,020	$-
Basic net income per share effect	$0.015	$-

The pro forma effect for 2009 was immaterial since Jinma and Huaxin did not have taxable income.

(c)	Value Added Tax (“VAT”)

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

In the year ended June 30, 2010, output VAT payable of $12,085,158 was exempted by the local tax bureau resulting in a subsidy income of $12,085,158 which was reflected in the accompanying consolidated statements of income and comprehensive income for the year ended June 30, 2010. Also see Note 16.

The VAT payable was $6,931,841 and $89,611 at June 30, 2010 and 2009, respectively.

NOTE 15 – DIVIDENDS

For the years ended June 30, 2010 and 2009, the Company paid cash dividends of $92,072 and $3,990,235, respectively. Dividend payable relating to dividend declared prior to July 1, 2009 were $0 and $92,072 at June 30, 2010 and 2009, respectively. Of the total dividends payable, $45,668 was due to a related party at June 30, 2009.

XINDE TECHNOLOGY COMPANY
(FORMERLY WASATCH FOOD SERVICES, INC.)
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

NOTE 16 – REFUNDABLE VALUE ADDED TAX

To honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, the local tax bureau exempted the Company’s output VAT payable of $12,085,158, which was recorded as subsidy income in the accompanying consolidated statements of income and comprehensive income for the year ended June 30, 2010. Also see Note 14 (c).

NOTE 17 – CONTINGENCIES

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a beneficial shareholder, director and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $62,557. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a beneficial shareholder, director and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $377,310. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

NOTE 18 – COMMITMENT

The Company has a capital commitment of approximately $575,562 for the construction of the new production line in connection with the new plant as of June 30, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           None.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report for the year ended June 30, 2010, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of June 30, 2010 were effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PART I – Directors and Executive Officers

            Set forth below are the names of the Company’s directors, officers and significant employees, their business experience during the last five years, their ages and all positions and offices that they hold with the Company.

Name	Age	Position(s)
Dianjun Liu	52	President and Chief Executive Officer, Director
Chenglin Wang	44	Chief Financial Officer and Treasurer, Director
Zengshang Li	48	Vice-President, Director
Xin Jin	42	Vice-President, Director
Miusi Yang	27	Corporate Secretary
Weisheng Cong	58	Director
Beiping Zhai	45	Director
Jie Liu	40	Director
Yun Hon Man	41	Director
Wenxi Wu	30	Director

Family Relationships

None of our directors and officers are directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section below. No family relationships exist between any of our directors and executive officers.

Term of Office

Each director is appointed for a one year term to hold office or until his or her successor is duly elected and qualified by the stockholders. Our officers are appointed by the Board and hold office until removed by the Board.

Biographies of Officers and Directors

Dianjun Liu has served as the Chairman and General Manager of Weifang since June 2008, and as the President, Chief Executive Officer and as a Director of the Company since December 28, 2009. He earned an associate degree at Weifang University and has sixteen years of work experience relevant to the operations of Weifang. In December 2001, Mr. Liu established Weifang Hengyuan Oil Pump and Nozzle Co., Ltd. and served as the Chairman and General Manager until assuming his position with Weifang. Prior to December 2001, Mr. Liu served as a director of the Economic Operation Section in the Office of Mechanical and Electronic Industry in the Weifang people government. Mr. Liu is a deputy of the Weicheng District People’s Congress.  Mr. Liu was granted an honorary doctorate from the Center for Asia-Pacific Economic Research and Development.

Chenglin Wang was appointed to serve as the Chief Financial Officer and Treasurer, effective as of December 28, 2009, and as a director of the Registrant since January 2010. He has served as the Chief Financial Officer of Weifang since 2007. Mr. Wang earned a Masters in Business Administration from Shandong University in 2002. From 1992 through 2004, Mr. Wang was the Business Director and General Accountnat at the Bank of China Dongguan Branch. From 1987 through 1992, Mr. Wang was the Vice Director of the Financial Department of the Bank of China worked Weicheng Branch.

Zengshan Li was appointed to serve as Vice President, effective as of December 28, 2009, and as a director of the Registrant since January 2010, and concurrently serves as the Chairman and General Manager of Huaxin Diesel Engine Co., Ltd. From July 1998 to 2003, Mr. Li was the Chairman and General manager of Weifang Guangyuan Agricultural Machinery Sales Center Mr. Li earned his college degree from Weifang College of Vocation, in 2002. Mr. Li held the post of Mechanical Team Leader at Shouguang Garden Spot from 1994-1998.

Xin Jin was appointed to serve as Vice President, effective as of the December 28, 2009, and as a director of the Registrant since January 2010, and concurrently serves as Chairman and General Manager of Jinma Diesel Engine Co., Ltd. Mr. Jin is a deputy to the Weifang Municipal People’s Congress, and a member of the Standing Committee of Weicheng District People’s Congress. Mr. Jin earned his college diploma from the Shandong Broadcasting and Television University. From 1996 through 2003, Mr. Jin served as General Manager a Weifang Sanya Economic and Trade Development Co., Ltd.

Miusi Yang acts as the Secretary of the Company. Ms. Yang earned a Masters in Finance and Investment from the University Of Exeter, UK. Ms. Yang has also earned CFA (level 1) certificate. From 2006 through 2009, Miss Yang worked as a Teaching Assistant to the President of the School of Commerce, University of Exeter in Exeter, United Kingdom.

Weisheng Cong has served as a director of the Registrant since January 2010. Mr. Cong is a senior engineer, who served as the technician in Mechanical Board at former Changwei district since 1971 to 1984, head of technical department in Bureau of Mechanical industry of Weifang city from 1984-1996, and vice director of Bureau of Mechanical industry of Weifang city from 1996-2008. He was a director of the Mechanical industry quality committee of Shandong Providence.

Beiping Zhai has served as a director of the Registrant since January 2010. Mr Zhai graduated from Tianjing University, Internal Combustion Engine department and earned his BSC in engine research there. He worked for Weifang Diesel Engine Manufactory through August 1987 to 2004. Since June of 2004, the company restructured and listed on the Shanghai stock exchange market. Mr. Zhai has served the company as vice general engineer since that time.

Jie Liu has served as a director of the Registrant since January 2010. Ms. Liu was majored in Accounting and graduated from Shandong University. She was qualified as an accountant and served at Weifang Minxin Food service Co., Ltd as CFO.

Yun Hon Man has served as a director of the Registrant since January 2010. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation (OTCBB: CHHN) since July 28, 2008 and as a Director of Chisen Electric Corporation (OTCBB: CIEC) since November 2008.   Mr. Yun also served as Chief Operating Officer of China INSOnline Corp. (NASDAQ: CHIO) from January 2008 through April 2010. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

Wenxi Wu has served as a director of the Registrant since January 2010. Ms. Wu graduated in Economy and management from National Technical University of Ukraine and earned her Master degree there. She is qualified as senior economist and served as office secretary in Industrial & Commercial Bank of China, Chengdong branch of Weifang city from 2003 to 2004. Afterwards she attained the same responsibility for the Henan Yugang group company.

Director Qualifications and Experience

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a Board candidate:

Experience, Qualification, Skill or Attribute	Dianjun Liu	Chenglin Wang	Zengshang Li	Xin Jin	Weishang Cong	Beiping Zhai	Jie Liu	Yun Hon Man	Wenxi Wu
Professional Standing in Chosen Field	X	X	X	X	X	X	X	X	X
Expertise in Engine/Generator or Related Field	X		X	X	X	X	X		X
Expertise in Technology or Related Industry	X		X	X	X	X	X		X
Audit Committee Financial Expert (actual or potential)		X						X
Civic and Community Involvement	X		X	X	X	X
Other Public Company Experience								X
Diversity by Race, Gender or Culture
Specific Skills/Knowledge
- Engines	X		X	X	X	X
- Fuel Injection	X
- Generators			X	X
- Governance		X					X	X	X

Legal Proceedings Involving Officers and Directors

None of the members of the Board or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws. In addition, in the last ten years, none of the members of the Board or other executives have been a party to any judicial or administrative proceedings (i) resulting from involvement in mail or wire fraud or fraud in connection with any business entity, or (ii) based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions other than settlements of civil proceedings among private parties; and, none have incurred disciplinary sanctions or orders imposed by stock, commodities or derivatives exchanges or other self-regulatory organizations.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires a company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Registrant’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent (10%) stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

To the Registrant’s knowledge, based solely on a review of the copies of such reports furnished to the Registrant, we believe that all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that (1) each of Wenxi Wu, Yun Hon Man, Jie Liu, Beiping Zhai, Weisheng Cong and Miusi Yang filed one late Form 3 with respect to his or her status as a director or officer of the Company, (2) each of Xin Jin, Zengshang Li and Dianjun Liu filed one late Form 3 with respect to his status as a director, officer and beneficial shareholder, and (3) prior to the end of the fiscal year, Welldone Pacific Limited did not file a Form 3 with respect to its status as a greater than ten percent (10%) shareholder.

Committees of our Board of Directors

The Board has an Audit Committee, a Compensation Committee, a Corporate Governance and Nominating Committee and a Disclosure Policy Committee established in accordance with the Exchange Act and NASDAQ rules. The Board adopted charters for each of these committees on September 16, 2010. A brief description of each committee is set forth below.

Audit Committee

The purpose of the Audit Committee is to provide assistance to our Board in fulfilling its oversight responsibilities relating to our consolidated financial statements and financial reporting process and internal controls in consultation with our independent registered public accountants and internal auditors. The Audit Committee is also responsible for ensuring that the independent registered accountants submit a formal written statement ot use regarding relationship and services which may affect the auditor’s objectivity and independence. Currently, Beiping Zhai, Jie Liu, Wenxi Wu and Yun Hon Man to serve as members of the Audit Committee as appointed by the Board, with Yun Hon Man serving as Chairman. Our Audit Committee financial expert is Yun Hon Man.

Corporate Governance and Nominating Committee

The purpose of the Corporate Governance and Nominating Committee is to review the composition and evaluate the performance of the Board, recommend persons for election to the Board and evaluate director compensation.  The Nominating Committee is also responsible for reviewing the composition of committees of the Board and recommending persons to be members of such committees, and maintaining compliance of committee membership with applicable regulatory requirements.  The Company does not have a formal diversity policy. Although the Board does not currently have formal specific minimum criteria for nominees, substantial relevant and diverse business and industry experience would generally be considered important qualifying criteria, as would the ability to attend and prepare for Board and shareholder meetings.   We have not adopted procedures by which security holders may recommend nominees to our Board of Directors. Currently, Beiping Zhai, Jie Liu and Wenxi Wu serve as members of the Corporate Governance and Nominating Committee, with Jie Liu serving as Chairman.

Compensation Committee

The purpose of the Compensation Committee is to review and make recommendations to our Board regarding all forms of compensation to be provided to our executive officers and directors, including stock compensation and loans, and all bonus and stock compensation to all employees.  Currently, Jie Liu, Weisheng Cong and Yun Hon Man serve as members of the Compensation Committee, with Weisheng Cong serving as Chairman.

Disclosure Policy Committee

The purpose of the Disclosure Policy Committee is to ensure that communications to the investing public about the Company are timely and factually accurate, and disseminated in accordance with all regulatory and legal requirements. The Disclosure Policy Committee always consists of the Company’s then-current Chief Executive Officer, Chief Financial Officer and Corporate Secretary.

Code of Business Conduct and Ethics

The Company adopted a Code of Business Conduct and Ethics on September 16, 2010 that applies to the Company’s principal executive officer, principal financial officer, and principal accounting officer, as well as the employees of the Company. The Code of Business Conduct and Ethics is incorporated herein by reference to Exhibit 14.1 of this Report. The Company also adopted a Related Person Transaction Policy on September 16, 2010 which sets forth protocols and procedures with respect to the Company’s treatment of related person transactions.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our former executive officers prior to the Exchange in all capacities during the last two (2) completed fiscal years and compensation information for our current officers and directors. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

							Non-
						Non-Equity	qualified
						Incentive	Deferred
						Plan	Compen-	All Other
Name And				Stock	Option	Compen-	sation	Compen-
Principal Function	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Ben Peay, Former Officer (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Megan Overton, Former Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dianjun Liu, CEO(2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
Chenglin Wang, CFO(2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	$14,700	$14,700
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$14,700	$14,700
Zengshang Li, VP (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
Xin Jin, VP(2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
Cong Weisheng, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
Zhai Beiping, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Liu Jie, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Yon Hon Man, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Wu Wenxi, Director	2008	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2009	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300

(1)
The registrant’s consolidated financial statements include services contributed to capital by Mr. Peay in the amount of $7,200 during 2008. Such amount was computed based on the estimated hours incurred by Mr. Peay at an hourly rate of $60.

(2)	Amounts recorded under “All Other Compensation” represent perquisites related to such individuals representing the Company in public and participating in planning events prior to the Exchange.

As of September 25, 2010, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

Executive and Director Compensation

The Company has not granted its officers or directors any stock options, stock awards or other forms of equity compensation. The Company does not currently provide its officers or directors with medical insurance or other similar employee benefits, although it may do so in the future. The Company does not have any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering its officers or directors, although it may do so in the future.

Employment Agreements

The Company has entered into employment agreements with Dianjun Liu, Chenglin Wang, Xin Jin, and Zengshan Li. Huaxin, Hengyuan and Jinma have labor contracts with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Benefit Plans

The Company has no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent (5%) or more of our Common Stock, all directors individually and all directors and officers of the Company as a group as of September 25, 2010.  Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Total Beneficial Ownership	Percentage of Class(2)
Dianjun Liu, President, CEO & Director(3)	20,664,000	34.44%
Chenglin Wang, CFO, Treasurer & Director(4)	1,201,200	2%
Zengshang Li, Vice President, Director(5)	7,639,800	12.73%
Xin Jin, Vice President, Director(6)	7,639,800	12.73%
Miusi Yang, Corporate Secretary	0	0%
Weisheng Cong, Director	0	0%
Beiping Zhai, Director	0	0%
Jie Liu, Director	0	0%
Yun Hon Man, Director	0	0%
Wenxi Wu, Director	0	0%
All DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	37,144,800	61.91%
Welldone Pacific Limited Room 42, 4/F New Henry House 10 Ice House Street Central, Hong Kong(7)	42,000,000	70%
Best Amigo Holding Ltd. (8)	4,200,000	7%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 60,000,000 shares of our Common Stock outstanding as of September 25, 2010 together with securities exercisable or convertible into shares of Common Stock within sixty days of September 25, 2010 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Dianjun Liu directly owns 39.2% of the voting capital stock of Welldone Pacific Limited (which owns 42,000,000 shares of Common Stock), which gives him indirect control over 16,464,000 shares of Common Stock.  Mr. Liu also indirectly owns 10% of Welldone Pacific Limited as he is the sole owner of the capital stock of Best Amigo Holding Ltd., which gives him indirect control over an additional 4,200,000 shares of Common Stock.

(4)	Chenglin Wang owns 2.86% of Welldone Pacific Limited, which gives him indirect control over 1,201,200 shares of Common Stock.

(5)	Zengshang Li owns 18.9% of Welldone Pacific Limited, which gives him indirect control over 7,639,800 shares of Common Stock.

(6)	Xin Jin owns 18.9% of Welldone Pacific Limited, which gives him indirect control over 7,639,800 shares of Common Stock.

(7)
Mr. Liu, the Company’s President, Chief Executive Officer and director directly and indirectly holds investment control over 49.2% of the voting capital stock of Welldone Pacific Limited. Zengshang Li and Xin Jin, directors of the Company, each have investment control over 18.9% of the voting capital stock of Welldone Pacific Limited. Chenglin Wang, the Company’s Chief Financial Officer, Treasurer and director holds investment control over 2.86% of the voting capital stock of Welldone Pacific Limited.

(8)
Best Amigo Holding Ltd. owns 10% of the voting capital stock of Welldone Pacific Limited, which gives it indirect control over 4,200,000 shares of Common Stock. Mr. Liu, the Company’s President, Chief Executive Officer and director is the sole stockholder of Best Amigo Holding Ltd. As the sole stockholder of Best Amigo Holding Ltd., Mr. Liu is deemed to have investment control over Best Amigo Holding Ltd.

Change in Control

On December 28, 2009, the Company entered into a share exchange agreement with Jolly and the sole stockholder of Jolly, Welldone.  As a result of the Exchange, the Company acquired all of the issued and outstanding securities of Jolly from Welldone in exchange for forty-two million (42,000,000) newly-issued shares of Common Stock.  Immediately following the Exchange, Welldone owned seventy percent (70%) of the sixty million (60,000,000) issued and outstanding shares of voting capital stock of the Company, and as such, may be deemed to have control of the Company due to such ownership.  Welldone did not assume such control from any identifiable person or entity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of June 30, 2010, the Company owed to Dianjun Liu (President, CEO and Director) $342,994, which balance represents money advanced from him to the Company which is interest-free, unsecured and has no fixed repayment term. Also, an outstanding note, due May 12, 2012, is owed to Dianjun Liu by the Company for his support of business operations, such note having an outstanding balance of $29,918 as of June 30, 2010.

As of June 30, 2010, the Company owed to Zengshan Li (Vice President and Director) $23,612, which balance represents business related expenses paid by him on behalf of the Company. The balance is interest-free, unsecured and has no fixed repayment term. Also, an outstanding note, due August 4, 2014, is owed to Zengshan Li by the Company for his support of business operations, such note having an outstanding balance of $296,380 as of June 30, 2010.

As of June 30, 2010, the Company owed to Qixiu Zhang, the mother of Xin Jin (Vice President and Director), $32,312, which balance represents business related expenses paid by her on behalf of the Company, which are interest-free, unsecured and have no fixed repayment term.

As of June 30, 2010, the Company owed to Wei Jin, the brother of Xin Jin (Vice President and Director), $14,218, which balance represents money advanced from him to the Company which is interest-free, unsecured and has no fixed repayment terms.

As of June 30, 2010, the Company was owed from employees $131,400 which balance represents money advanced for business related purposes only, which is  interest-free, unsecured and has no fixed repayment terms.

As of June 30, 2010, the Company owed to employees $98,550, which balance represents amounts related to expenses paid by sales personnel on behalf of the Company.

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Dianjun Liu from Industrial and Commercial Bank of China with a guarantee amount of $62,557. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Zengshan Li from the Industrial and Commercial Bank of China with a guarantee amount of $377,310. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

Director Independence

Currently, the Company has the five following independent directors: Weisheng Cong, Beiping Zhai, Jie Liu, Wenxi Wu and Yun Hon Man.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, CPA Weinberg, for the audit of our annual consolidated financial statements for the years ended June 30, 2010 and 2009 and for the review of our quarterly financial statements during 2010 was $385,250. Our auditors did not provide any tax compliance or planning services or any services other than those described above. The aggregate fees billed by our principal auditors for the audit of our annual consolidated financial statements for the years ended June 30, 2009 and 2008 and for the review of our quarterly financial statements during 2009 was $175,250. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended June 30, 2010, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in September 2010.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

23.1	Consent of K.P. Cheng & Co.	Provided herewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2010	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: September 28, 2010	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer

In accordance with the requirement of the Securities and Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

/s/ Dianjun Liu	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	September 28, 2010

/s/ Chenglin Wang	Chief Financial Officer and Treasurer, Director	September 28, 2010

/s/ Zengshang Li	VP, Director	September 28, 2010

/s/ Xin Jin	VP, Director	September 28, 2010

/s/ Beiping Zhai	Director	September 28, 2010