Form 10-Q
period 2010-09-30
Xinde Technology Co
filed 2010-11-15
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 9, 2010, the registrant had 60,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION	F-1

ITEM 1. FINANCIAL STATEMENTS	F-1 - F-27

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	- 3 -

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	- 15 -

ITEM 4. CONTROLS AND PROCEDURES	- 16 -

PART II OTHER INFORMATION	- 16 -

ITEM 1. LEGAL PROCEEDINGS	- 16 -

ITEM 1A. RISK FACTORS	- 16 -

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	- 16 -

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	- 16 -

ITEM 4. (REMOVED AND RESERVED)	- 16 -

ITEM 5. OTHER INFORMATION	- 16 -

ITEM 6. EXHIBITS	- 17 -

SIGNATURES	- 19 -

EXHIBIT 31.1	31.1

EXHIBIT 31.2	31.2

EXHIBIT 32.1	32.1

EXHIBIT 32.2	32.2

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

   (UNAUDITED)

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONTENTS

PAGES	F-1 - F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND JUNE 30, 2010

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGES	F-4 - F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

PAGES	F-6 - F-27	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,700,657	$3,399,360
Accounts receivable, net of allowance for doubtful accounts of $808,968 and $793,630 as of September 30, 2010 and June 30, 2010, respectively	65,137,290	60,473,007
Inventories	9,582,515	5,584,317
Notes receivable, including bank acceptance notes	2,689,460	628,133
Prepayments for goods	4,884,293	3,822,120
Prepaid expenses and other receivables	83,210	26,404
Due from employees	132,301	131,400
Deferred taxes	-	47,448
Total Current Assets	86,209,726	74,112,189

LONG-TERM ASSETS
Plant and equipment, net	3,034,287	3,043,955
Land use rights, net	942,819	948,504
Construction in progress	698,841	685,222
Deposit for land use right	379,988	373,821
Deferred taxes	137,633	129,049
Total Long-Term Assets	5,193,568	5,180,551
TOTAL ASSETS	$91,403,294	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$7,360,466	$4,850,579
Short-term bank loans	2,329,019	2,878,712
Customer deposits	1,085,474	497,206
Notes payable, including related parties	1,621,481	1,014,987
Income tax payable	5,501,313	4,990,163
Other payables	1,087,278	1,041,766
Value added tax payable	8,560,781	6,931,841
Due to employees	82,796	98,550
Due to related parties	468,127	413,136
Accrued expenses and dividend payable	581,162	659,569
Deferred taxes	403,363	-
Total Current Liabilities	29,081,260	23,376,509

LONG-TERM LIABILITIES
Notes payable to related parties	301,920	326,298
Total Long-Term Liabilities	301,920	326,298

TOTAL LIABILITIES	29,383,180	23,702,807

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 160,000,000 shares authorized; 60,000,000 shares issued and outstanding at September 30, 2010 and June 30, 2010	60,000	60,000
Additional paid-in capital	1,072,334	1,072,334
Retained earnings (the restricted portion is $204,069 at September 30, 2010 and June 30, 2010)	55,587,580	50,131,203
Accumulated other comprehensive income	5,300,200	4,326,396
TOTAL SHAREHOLDERS’ EQUITY	62,020,114	55,589,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$91,403,294	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	September 30, 2010	September 30, 2009
REVENUES, NET	$30,138,909	$37,634,510

COST OF GOODS SOLD	(25,480,066)	(31,642,335)
GROSS PROFIT	4,658,843	5,992,175

Selling and marketing	1,232,706	433,004
General and administrative	326,022	293,212
INCOME FROM OPERATIONS	3,100,115	5,265,959

Interest expense, net	(141,090)	(106,323)
Other income (expense), net	134,603	(5,263)
Refundable value added tax	3,231,156	-

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,324,784	5,154,373
INCOME TAXES	(868,407)	(727,637)

NET INCOME	5,456,377	4,426,736

OTHER COMPREHENSIVE INCOME

Foreign currency translation gain	973,804	28,886

OTHER COMPREHENSIVE INCOME	973,804	28,886

COMPREHENSIVE INCOME	$6,430,181	$4,455,622

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	60,000,000	42,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.09	$0.11

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,456,377	$4,426,736

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69,568	58,222
Provision for doubtful accounts	2,218	38,318
Deferred taxes	442,227	(11,090)
Net (gain) loss on settlement of accounts receivable and accounts payable for fixed assets	(2,487)	21,926

(Increase) Decrease In:
Accounts receivable	(4,666,502)	(15,599,021)
Inventories	(3,998,198)	2,324,624
Prepayments for goods	(1,062,173)	123,486
Prepaid expenses and other receivables	(56,808)	(15,219)
Due from employees	(902)	(403,676)
Due from related parties	-	14,584

Increase (Decrease) In:
Accounts payable	2,514,312	1,975,591
Other payables	45,513	(4,938)
Value added tax payable	1,628,940	6,107,248
Taxes payable	511,150	738,203
Customer deposits	588,268	(65,190)
Due to employees	(15,754)	(72,062)
Due to related parties	54,991	(81,148)
Accrued expenses	(78,406)	(80,495)
Net cash provided by (used in) operating activities	1,432,334	(503,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(6,660)	(24,986)
Purchases of construction in progress	(2,287)	(187)
Notes receivable	(2,026,093)	(129,730)
Net cash used in investing activities	$(2,035,040)	$(154,903)

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	$294,971	$2,631,125
Repayments of short-term loans	(884,914)	(2,335,854)
Repayments of notes payable	(199,953)	(914,715)
Proceeds from notes payable	753,150	1,381,530
Repayments of long-term debt	-	(76,505)
Net cash (used in) provided by financing activities	(36,746)	685,581

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(639,452)	26,777
Effect of exchange rate changes on cash	940,749	29,384
Cash and cash equivalents at beginning of period	3,399,360	127,576
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,700,657	$183,737

SUPPLEMENTARY CASH FLOW INFORMATION:

Income taxes paid	$5,041	$5,913
Interest paid	$95,433	$110,229

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended September 30, 2010, accounts payable with a carrying amount of $4,425 was settled by a fixed asset with a net book value of $1,938, resulting in a gain of $2,487.

2. During the three months ended September 30, 2009, accounts receivable with a carrying amount of $116,939 was settled by a fixed asset with a fair value of $95,013, resulting in a loss of $21,926.

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Wasatch was unsuccessful in developing Bajio into a profitable business. On December 28, 2009, Wasatch entered into a disposition agreement with Shaun Carter, an individual. Pursuant to the agreement, the Company agreed to sell all of its interest in Bajio in consideration of a payment of $1,000 in addition to the assumption by Bajio of liabilities $225,546 of Wasatch resulting in a gain of $148,498. This transaction was completed on December 28, 2009.

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

After the share exchange, JPL and its wholly-owned subsidiaries became a wholly-owned subsidiary of Wasatch, and Weifang Xinde became the principal operating subsidiary. The exchange transaction was accounted for as a reverse acquisition in accordance with ASC 805-10, Business Combinations. The acquisition is accounted for as the recapitalization of Xinde. Accordingly, the consolidated statements of income include the results of operations of Xinde and its subsidiaries from July 1, 2009 and 2008, and the results of operations of Wasatch from the acquisition date through June 30, 2010.

Details of Xinde and its subsidiaries (the “Company”) as of September 30, 2010 are as follows:

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(b)	Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

• Level 1—defined as observable inputs such as quoted prices in active markets;

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$2,540,972	$2,540,972	$-	$-

Long-term notes payable	$301,920	$-	$301,920	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at September 30, 2010.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the three months ended September 30, 2010 and June 30, 2010.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the three months ended September 30, 2010 and 2009, warranty expense was $132,098 and $38,650, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the three months ended September 30, 2010 and 2009 are $12,293 and $5,725, respectively. All the retirement benefits expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Foreign Currency Translation

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

	September 30, 2010	June 30, 2010	September 30, 2009
Period end RMB : US$ exchange rate	6.6981	6.8086	-
Period average RMB : US$ exchange rate	6.7803	-	6.8412

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

(m)	Comprehensive Income

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

(n)	Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended September 30, 2010 and 2009.

(o)	Segment

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the three months ended September 30, 2010 and 2009.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the condensed consolidated financial statements as of the three months ended September 30, 2010.

NOTE 5 – CONCENTRATIONS

(a)  Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Three Months Ended		Accounts Receivable
	September 30,		September 30,	June 30,
Major Customers	2010	2009	2010	2010
Company A	3.1%	-	2.7%	-
Company B	3.0%	-	2.7%	-
Company C	2.9%	-	2.8%	-
Company D	2.7%	-	2.9%	-
Company E	2.6%	-	3.7%	-
Company F	-	5.4%	-	0.2%
Company G	-	4.5%	-	1.4%
Company H	-	3.6%	-	2.0%
Company I	-	3.0%	-	1.8%
Company J	-	2.5%	-	1.0%

(b)  Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Three Months Ended		Accounts Payable
	September 30,		September 30,	June 30,
Major Suppliers	2010	2009	2010	2010
Company K	10.7%	6.3%	-	-
Company L	5.9%	4.1%	-	-
Company M	5.6%	6.9%	1.3%	0.5%
Company N	4.2%	2.7%	-	-
Company O	3.1%	-	0.1%	-
Company P	-	2.5%	-	0.2%

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)
Raw materials	$3,732,316	$2,798,967
Work-in-progress	909,597	889,937
Finished goods	4,940,602	1,895,413
Total inventories	$9,582,515	$5,584,317

NOTE 7 – NOTES RECEIVABLE

Notes receivable from unrelated individuals consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Notes receivable from unrelated individuals:
Due December 24, 2010, interest at 10% per annum	$2,904	$2,857
Due December 24, 2010, interest at 10% per annum	22,394	22,031
Due May 16, 2011, interest at 6% per annum	123,190	114,560
Subtotal	$148,488	$139,448

Bank acceptance notes (aggregated by month of maturity):
Due September, 2010 (Settled on its due date)	-	29,375
Due October, 2010 (Settled on its due date)	1,130	29,375
Due November, 2010	-	205,220
Due December, 2010	604,649	224,715
Due January, 2011	383,691	-
Due February, 2011	1,206,893	-
Due March, 2011	187,848	-
Due September, 2011	156,761	-
Subtotal	2,540,972	488,685
Total	$2,689,460	$628,133

Notes receivable from unrelated individuals are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		September 30, 2010	June 30, 2010
		(Unaudited)
Jin Xin	(a)	$49,566	$-
Liu Dianjun	(b)	386,944	342,994
Li Zengshan	(c)	31,617	23,612
Zhang Qixiu	(d)	-	32,312
Jin Wei	(e)	-	14,218
Total due to related parties		$468,127	$413,136

(II)	Due From Employees

		September 30, 2010	June 30, 2010
		(Unaudited)
Current		$132,301	$131,400
Total due from employees	(f)	$132,301	$131,400

(III)	Due To Employees

		September 30, 2010	June 30, 2010
		(Unaudited)
Current		$82,796	$98,550
Total due to employees	(g)	$82,796	$98,550

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 8 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(a)
Jin Xin is the shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The payable balance represented prepayments for goods paid by Jin Xin on behalf of the Company, which is unsecured, interest-free and has no fixed repayment term.

(b)
Liu Dianjun is a shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent advances from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(c)
Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances represent business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and have no fixed repayment terms.

(d)
Zhang Qixiu is the mother of Jin Xin, also see (a). The balance represented business related expenses paid by Zhang Qixiu on behalf of the Company, which was interest-free, unsecured and had no fixed repayment term.

(e)	Jin Wei is the brother of Jin Xin, also see (a). The balance represented advances from Jin Wei, which were interest-free, unsecured and had no fixed repayment terms.

(f)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

(g)
Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)

Cost of land use rights	$1,087,939	$1,087,939
Less: Accumulated amortization	(145,120)	(139,435)
Land use rights, net	$942,819	$948,504

Amortization expense for the three months ended September 30, 2010 and 2009 was $5,685 and $5,634, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011 (nine months)	$17,056
2012	22,741
2013	22,741
2014	22,741
2015	22,741
Thereafter	834,799
Total	$942,819

Two land use rights with an aggregate net book value of $52,337 and $51,880 at September 30, 2010 and June 30, 2010, respectively, were registered in the names of two management members of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of calendar year 2010. These two land use rights were pledged as collateral for bank loans borrowed by Li Zengshan who is the shareholders of the Company in the amounts of $356,851. Also see Note 15.

At September 30, 2010 and June 30 2010, the net book value of a land use right pledged as collateral for bank loans was $159,470 and $514,662, respectively. Also see Note 11.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 10 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
At cost:
Buildings	$2,864,866	$2,818,371
Machinery and equipment	1,105,225	1,082,065
Office equipment	52,230	50,299
Motor vehicles	433,042	430,981
	4,455,363	4,381,716
Less : Accumulated depreciation
Buildings	(460,075)	(429,115)
Machinery and equipment	(649,348)	(611,728)
Office equipment	(37,733)	(35,789)
Motor vehicles	(273,920)	(261,129)
	(1,421,076)	(1,337,761)
Plant and equipment, net	$3,034,287	$3,043,955

Depreciation expense for the three months ended September 30, 2010 and 2009 was $63,883 and $52,588 respectively.

At September 30, 2010, the legal title to five motor vehicles and two office buildings with a total net book value of $68,246 and $640,379 were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of calendar year 2010.

Two office buildings were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholder of the Company) in the amounts of $356,851 and $42,581, respectively. Also see Note 15.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,071,714 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of calendar year 2010.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 11 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2010	June 30, 2010
	(Unaudited)
Rural Credit Cooperative:

Monthly interest only payments at 6.89% per annum, due December 1, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd.	$89,578	$88,124

Monthly interest only payments at 7.52% per annum, due December 30, 2010, guaranteed by Weifang Jinma Diesel Engine Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd.	447,888	440,619

Bank of Communications

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 8. (Repaid on its due date)	-	146,873

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 11 – SHORT-TERM BANK LOANS (CONTINUED)

	September 30, 2010	June 30, 2010
	(Unaudited)
Weifang Bank

Monthly interest only payments at 7.43% per annum, due July 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$-	$587,492

Monthly interest only payments at 7.43% per annum, due July 27, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	597,185	-

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	298,592	293,746

Monthly interest only payments at 7.43% per annum, due April 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	298,592	293,746

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due September 2, 2010, borrowed by Hengyuan, guaranteed by a shareholder, Liu Dianjun and Weifang Xinde Fuel Injection System Co., Ltd. (Repaid on its due date)	-	734,365

Monthly interest only payments at 5.84% per annum, due July 29, 2011, borrowed by Hengyuan, secured by a land use right owned by the Company.	298,592	-

Bank of China:

Monthly interest only payments at 5.84% per annum, due February 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by a shareholder, Li Zengshan, and his wife, Li Guimei	298,592	293,747

Total	$2,329,019	$2,878,712

Interest expense for short-term bank loans for the three months ended September 30, 2010 and 2009 was $110,523 and $114,134, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 12 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		September 30, 2010	June 30, 2010
		(Unaudited)
Notes payable to an unrelated individual:

Due September 26, 2010, interest at 6% per annum		$-	$84,505
Due December 24, 2010, interest at 10% per annum		-	98,308
Due May 4, 2011, interest at 14.36% per annum		379,212	373,058
Due May 4, 2011, interest at 12% per annum		143,324	140,998
Due August 4, 2011, interest at 14.40% per annum		373,240	-
Due October 8, 2010, interest free (Settled on its due date)		118,690	-
Due October 8, 2010, interest free (Settled on its due date)		149,296	-
Due June 30, 2011, interest at 10.00% per annum		31,592	-
Due December 24, 2010, interest at 10.00% per annum		98,345	-
Subtotal		1,293,699	696,869

Notes payable to related individuals:

Due July 1, 2010, interest at 7.28% per annum (Settled on its due date)	(b)	-	77,843
Due December 24, 2010, interest at 10% per annum (Settled in advance)	(b)	-	95,467
Due May 2, 2011, interest at 6% per annum	(b)	31,755	31,240
Due June 30, 2011, interest at 6.91% per annum	(b)	83,695	80,930
Due June 30, 2011, interest at 5.76% per annum (Settled in advance)	(a)	-	32,638
Due June 30, 2011, interest at 10% per annum	(b)	82,113	-
Due December 24, 2010, interest at 10% per annum	(b)	97,042	-
Due June 30, 2011, interest at 5.84% per annum	(a)	33,177	-
Subtotal		327,782	318,118
Total		$1,621,481	$1,014,987

(a)	The notes are or were due to Mr. Liu Dianjun, a shareholder and officer of the Company. The current balance represents a loan to the Company which is unsecured.

(b)	This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 13 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable consists of the following:

		September 30, 2010	June 30, 2010
		(Unaudited)
Notes payable to related individuals:

Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	-	29,918

Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	279,802	296,380

Due May 12, 2012, monthly interest payment is 5.84% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	$22,118	$-

Total		$301,920	$326,298

(a)	The current note is due to Mr. Liu Dianjun, a shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

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

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the three months ended September 30, 2010 and 2009 are summarized as follows:

	September 30, 2010	September 30, 2009
Current:
Provision for CIT	$426,180	$738,727

Deferred:
Provision for CIT	442,227	(11,090)

Income tax expense	$868,407	$727,637

The Company’s income tax expense differs from the “expected” tax expense for the three months ended September 30, 2010 and 2009 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	September 30, 2010	September 30, 2009
	(Unaudited)
Computed “expected” expense	$1,581,196	$1,288,593
Permanent differences	(379,138)	(22,253)
Favourable tax rates	(333,651)	(538,703)

Income tax expense	$868,407	$727,637

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010	June 30, 2010
	(Unaudited)
Deferred tax assets:
Current portion:
Bad debt provision	$24,573	$24,174
Expenses	91,084	76,720
Subtotal	$115,657	$100,894

Deferred tax liabilities:
Current portion:
Sales cut-off	$(494,716)	$(31,596)
Others	(24,304)	(21,850)
Subtotal	(519,020)	(53,446)

Net deferred tax (liabilities) assets - current portion	$(403,363)	$47,448

Deferred tax assets:
Non-current portion:
Depreciation	$126,550	$118,448
Amortization	11,083	10,601
Subtotal	137,633	129,049

Net deferred tax assets - non-current portion	137,633	129,049

Total net deferred tax (liabilities) assets	$(265,730)	$176,497

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

(b)  Tax Holiday Effect

For the three months ended September 30, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended September 30, 2010 and 2009.

The pro forma combined effects of the favorable tax rates available to the Company for the three months ended September 30, 2010 and 2009 are as follows:

	For the Three Months Ended September 30,
	2010	2009
Tax holiday effect	$(333,651)	$(538,703)
Basic net income per share effect	$0.006	$0.013

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

In the three months ended September 30, 2010, output VAT payable of $3,231,156 was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in income of $3,231,156 which was reflected in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2010.

The VAT payable was $8,560,781 and $6,931,841 at September 30, 2010 and June 30, 2010, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

NOTE 15 – CONTINGENCIES

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a shareholder and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $42,581. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $356,851. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

NOTE 16 – COMMITMENT

The Company has a capital commitment of approximately $585,105 for the construction of a new production line in connection with a new plant as of September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of Xinde Technology Company, a Nevada corporation and its subsidiaries (f/k/a Wasatch Food Services, Inc., the “Company” or “Xinde”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this report. This report contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The December 2009 Share Exchange Transaction

On December 28, 2009, the Company entered into a share exchange agreement (the “Exchange”) with Jolly Promise Limited, an investment holding company organized under the laws of the British Virgin Islands (“Jolly”) and the stockholder of Jolly, Welldone Pacific Limited, a limited company organized under the laws of the British Virgin Islands (“Welldone”). As a result of the share exchange, or the Exchange, the Company acquired all of the issued and outstanding securities of Jolly from Welldone in exchange for 42,000,000 newly-issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Immediately following the Exchange, the Stockholder owned 70% of the 60,000,000 issued and outstanding shares of voting capital stock of the Company. As a result of the Exchange, Jolly became a wholly-owned subsidiary of the Company.

Following the Exchange, the corporate structure of the Company consisted of Jolly, a wholly-owned subsidiary of the Company, Jolly’s wholly-owned subsidiary, Hong Kong Sindhi Fuel Injection Company Limited, a Hong Kong company (“HKSind”), HKSind’s wholly-owned subsidiary, Weifang Huajie Fuel Injection Company Limited (“Huajie”), a company organized under the laws of The People’s Republic of China (“PRC”), Huajie’s wholly-owned subsidiary, Weifang Xinde Fuel Injection System Company Limited, a PRC company (“Weifang”) and Weifang’s wholly-owned subsidiaries, Huaxin Diesel Engine Co., Ltd., a PRC company (“Huaxin”), Hengyuan Oil Pump and Oil Fitting Co., Ltd., a PRC company (“Hengyuan”) and Jinma Diesel Engine Co., Ltd., a PRC company (“Jinma” and together with Jolly, HKSind, Huajie, Weifang, Huaxin and Hengyuan, the “Subsidiaries”).

On April 22, 2010, the Company held a special meeting of its stockholders. At the special meeting, the Company’s stockholders approved, by the requisite number of votes, to change the Company’s name from “Wasatch Food Services, Inc.” to “Xinde Technology Company”.

The principal business activities of Xinde and its Subsidiaries consist of the production and marketing of fuel injection systems, non-vehicle diesel engines, and diesel generator technology. The above described corporate structure is illustrated below:

The Common Stock is currently quoted on the Over-The-Counter Bulletin Board (“OTCBB”) and on the Pink Sheets under the symbol “WTFS.OB”.

Current Operations of the Company

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units primarily in the PRC. However, our products compete in the following three primary product segments: (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components, and agricultural machinery and construction machinery) increases our competitiveness.

The Company is based in China’s Shandong Province in the city of Weifang where many large and medium-sized diesel engine enterprises and related products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.  No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the years ended June 30, 2010 and 2009, or for the three months ended September 30, 2010, and no single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended June 30, 2010 and 2009, or for the three months ended September 30, 2010.

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

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.  The Company has also launched a new company website in English at www.chinaxinde.cn.

Critical Accounting Policies, Estimates and Assumptions

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

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

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements, establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

• Level 1—defined as observable inputs such as quoted prices in active markets;
• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets and liabilities measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$2,540,972	$2,540,972	$-	$-
Long-term notes payable	301,920	$-	$301,920	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at September 30, 2010.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the three months ended September 30, 2010 and 2009, warranty expense was $132,098 and $38,650, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the three months ended September 30, 2010 and 2009 are $12,293 and $5,725, respectively. All the retirement benefits expenses are included in general and administrative expenses.

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

	September 30, 2010	June 30, 2010	September 30, 2009
Period end RMB : US$ exchange rate	6.6981	6.8086	-
Period average RMB : US$ exchange rate	6.7803	-	6.8412

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for sale mainly in the PRC. Our sales made outside of the PRC were insignificant for the three months ended September, 2010 and 2009.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have been adopted by the Company that would have a material effect on the condensed consolidated financial statements as of September 30, 2010.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	30,138,909	100%	37,634,510	100%	(7,495,601)	(20)%

COST OF GOODS SOLD	(25,480,066)	(85)%	(31,642,335)	(84)%	6,162,269	(19)%
GROSS PROFIT	4,658,843	15%	5,992,175	16%	(1,333,332)	(22)%

Selling and marketing	1,232,706	4%	433,004	1%	799,702	185%
General and administrative	326,022	1%	293,212	1%	32,810	11%
INCOME FROM OPERATIONS	3,100,115	10%	5,265,959	14%	(2,165,844)	(41)%

Interest expense, net	(141,090)	(0.47)%	(106,323)	(0.28)%	(34,767)	33%
Other income (expense), net	134,603	0.45%	(5,263)	(0.01)%	139,866	(2658)%
Refundable value added tax	3,231,156	11%	-	-	3,231,156	100%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,324,784	21%	5,154,373	14%	1,170,411	23%
INCOME TAXES	(868,407)	(3)%	(727,637)	(2)%	(140,770)	19%

NET INCOME	5,456,377	18%	4,426,736	12%	1,029,641	23%

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	973,804	3%	28,886	0.08%	944,918	3271%
OTHER COMPREHENSIVE INCOME	973,804	3%	28,886	0.08%	944,918	3271%

COMPREHENSIVE INCOME	6,430,181	21%	4,455,622	12%	1,974,559	44%

Revenues

Our revenues are derived from the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units primarily in The People’s Republic of China (the “PRC”) and, to an insignificant extent, overseas. The table below sets forth a breakdown of our revenues by business segment for the three months indicated:

	For the Three Months Ended September 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pump	3,034,594	10%	2,451,398	7%	583,196	24%
Multi-cylinder	10,247,061	34%	7,285,057	19%	2,962,004	41%
Single-cylinder pump	460,068	2%	801,415	2%	(341,347)	(43)%
Fuel muzzle	1,513,730	5%	1,970,498	5.2%	(456,768)	(23)%
Parts	185,730	0.6%	178,335	0.5%	7,395	4%
Diesel engine	8,976,148	29%	15,463,082	41%	(6,486,934)	(42)%
Generator Sets	5,622,861	19%	9,392,263	25%	(3,769,402)	(40)%
Accessory	106,700	0.4%	99,178	0.3%	7,522	8%
Less: sales tax	(7,983)	-	(6,716)	-	(1,267)	19%
Total	30,138,909	100%	37,634,510	100%	(7,495,601)	(20)%

Our revenues decreased by 20%, or $7,495,601, to $30,138,909 for the three months ended September 30, 2010 from $37,634,510 for the three months ended September 30, 2009. This decrease was primarily attributable to a decrease in diesel engine sales, which decreased by 42% and accounted for 29% of our total revenue in the three months ended September 30, 2010. The main reason for this decline was attributable to an increasingly competitive market, which led to a decrease in the selling price per unit of diesel engines; adjustments made to the product structure at Huaxin and Jinma; specifically, the Company reduced  the capacity of producing low profit margin products and started to increase production of high profit margin products starting from August 2010  During the same period, however, sales of our new electricity pump, which has met the Euro III standard,  increased by 24% to $3,034,594 for the three months ended September 30, 2010 from $2,451,398 for the three months ended September 30, 2009. This is mainly due to an increased market demand with respect to environmental friendly products as compared to traditional diesel engines.

Cost of Revenues

The principal components of our cost of goods sold are salaries and the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by business segment for the three months indicated:

	For the Three Months Ended September 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electricity pump	2,255,677	7.5%	1,785,113	5%	470,564	26%
Multi-cylinder	7,397,716	25%	5,000,227	13.3%	2,397,489	48%
Single-cylinder pump	354,390	1%	761,991	2%	(407,601)	(53)%
Fuel muzzle	1,337,271	4.5%	1,595,390	4%	(258,119)	(16)%
Parts	181,340	0.67%	162,622	0.4%	18,718	12%
Diesel engine	8,549,330	28%	13,795,317	37%	(5,245,987)	(38)%
Generator Sets	5,305,116	18%	8,445,247	22%	(3,140,131)	(37)%
Accessory	99,226	0.33%	96,428	0.3%	2,798	3%

Total	25,480,066	85%	31,642,335	84%	(6,162,269)	(19)%

Our cost of goods sold decreased by 19%, or $6,162,269, to $25,480,066 for the three months ended September 30, 2010 from $31,642,335 for the three months ended September 30, 2009. This decrease was in line with the decrease of our products sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the three months indicated:

	For the Three Months Ended September 30,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$

Gross Profit and Gross Margin:
Electricity pump	778,917	26%	666,285	27%	112,632	17%
Multi-cylinder	2,849,345	28%	2,284,830	31%	564,515	25%
Single-cylinder pump	105,678	23%	39,424	5%	66,254	168%
Fuel muzzle	176,459	12%	375,108	19%	(198,649)	(53)%
Parts	4,390	2%	15,713	9%	(11,323)	(72)%
Diesel engine	426,818	5%	1,667,765	11%	(1,240,947)	(74%
Generator Sets	317,745	6%	947,016	10%	(629,271)	(66)%
Accessory	7,474	7%	2,750	3%	4,724	172%
Less: sales tax	(7,983)	-	(6,716)	-	(1,267)	19%

Total	4,658,843	15%	5,992,175	16%	(1,333,332)	(22)%

Our gross profit decreased by 22%, or $1,333,332, to $4,658,843 for the three months ended September 30, 2010 from $5,992,175 for the three months ended September 30, 2009. This decrease was primarily due to a decrease in revenue which was mainly due to the reduction of our sales of diesel engines. The gross profit derived from diesel engines decreased by 74%, or $1,240,947, to $426,818 for the three months ended September 30, 2010 from $1,667,765 for the three months ended September 30, 2009. This decrease was primarily due to the decreased selling price of diesel engines, as well as the rising cost of the raw materials.

The electricity pump, multi-cylinder, fuel muzzle and single-cylinder pump typically enjoy higher gross margins relative to our other products. Gross margin for the three months ended September 30, 2010 decreased by 1% from the three months ended September 30, 2009. This was mainly due to the decrease in gross profit margins for the electricity pump, multi-cylinder and fuel muzzle products due to the increased cost of raw materials and the decrease on selling price which is mainly caused by an increasingly competitive market. The total cost of goods sold accounted for 85% in 2010, which was slightly higher than in 2009 by 1%.

Selling and Marketing Expenses

Our selling and marketing expenses primarily includes sales commission, after-sales services, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 4% of our revenues for the three months ended September 30, 2010.  Selling and marketing expenses increased by 185%, or $799,702, to $1,232,706 for the three months ended September 30, 2010 from $433,004 for the three months ended September 30, 2009. This increase was primarily due to an increase in promotional fees in connection with sales activities and an increase in sales commissions to employees.

We anticipate selling and marketing expenses will continue to increase as we expand our sales network and build our operations in additional regional markets in China, and we expect such expenses will remain stable as a percentage of revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, bonuses, financial consulting fees, payroll, legal consulting fees, entertainment fees, office general expenses, labor insurance fees, travel costs, deprecation, transportation fees, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses have increased by 11%, or $32,810, to $326,022 for the three months ended September 30, 2010 from $293,212 for the three months ended September 30, 2009. This increase was primarily due to our financial consulting fee, hiring of additional staff to support our growth and retention of legal and accounting services in connection with being a publicly traded Company. Our general and administrative expenses were approximately 1% of revenues, which has remained stable from the three months ended September 30, 2009.

We expect such expenses to continue to increase as our business grows. We also expect to incur additional costs to meet the requirements of being a public company in the U.S., such as hiring additional staff with experience in U.S. GAAP and SEC reporting requirements and developing internal audit, disclosure controls and compliance functions. All of these measures will increase our general and administrative expenses in the future.

Income from Operations

As a result of the foregoing, our income from operations decreased by 41%, or $2,165,844, to $3,100,115 for the three months ended September 30, 2010 from $5,265,959 for the three months ended September 30, 2009.

Interest Expense, Net

Our financing costs primarily include interest on short-term loans, notes payable and miscellaneous bank charges.

For the three months ended September 30, 2010 and 2009, interest expense amounted to $141,090 and $106,323 and represented 0.47% and 0.28% of our revenues, respectively. The increase in financing costs was insignificant as a result of the fact that many of our bank loans were obtained on June 30, 2010. Such increase was primarily attributable to an increase of interest rates on notes payable. The notes payable have increased by 84% to $1,621,481 from $881,934 during the three months ended September 30, 2009.

Other Income, Net

Other income primarily includes social security subsidy and rental income. Other expenses primarily include subsidies for retired employees, loss on settlement of account receivable and account payable for fixed assets and inventories.

Other income was $134,603 for the three months ended September 30, 2010 compared to other expense of $5,263 for the three months ended September 30, 2009. This was primarily due to a gain of $76,554 on a social security subsidy issued by the local authority to Hengyuan.

Refundable Value Added Tax

To honor the Company’s on-going contributions to the local economy and its achievement of becoming a public in the U.S., the local tax bureau exempted the Company’s output VAT payable of $3,231,156, which was recorded as refundable value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2010.

Income Tax Expense

Our income tax expense increased by 19%, or $140,770, to $868,407 for the three months ended September 30, 2010 from $727,637 for the three months ended September 30, 2009.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan is 25%.  In 2010 and 2009, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%. Our effective tax rate was 14% for the three months ended September 30, 2010 and 2009.

Net Income

Primarily as a result of the foregoing, our net income increased by 23%, or $1,029,641, to $5,456,377 for the three months ended September 30, 2010 from $4,426,736 for the three months ended September 30, 2009.

Net margin is a profitability ratio which is calculated by net income divided by revenue. Our net margin increased to 18% in 2010 from 12% in 2009, which was mainly attributable to the adjustments to our production structure starting from August 2010, where we shifted our focus on sales of our products which yield higher gross margins and the refundable value added tax of $3,231,156 which was the exemption of our output VAT payable by the local tax bureau.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended,
	2010	2009
	$	$
Net cash provided by (used in) operating activities	1,432,334	(503,901)
Net cash used in investing activities	(2,035,040)	(154,903)
Net cash (used in) provided by financing activities	(36,746)	685,581
Net (decrease) increase in cash and cash equivalents	(639,452)	26,777
Effect of exchange rate changes on cash	940,749	29,384
Cash and cash equivalents at beginning of period	3,399,360	127,576
Cash and cash equivalents at end of period	3,700,657	183,737

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

Operating Activities

Net cash provided by/used in operating activities primarily consists of net income, as adjusted by bad debt expense, depreciation and amortization, deferred income taxes, gain or loss on disposal of property, and changes in operating assets and liabilities including accounts receivable, prepayments, deposits and other receivables, amounts due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash provided by operating activities was $1,432,334 for the three months ended September 30, 2010, which was primarily attributable to our net income of $5,456,377, adjusted by an increase in deferred taxes of $442,227, an increase in accounts payable of $2,514,312, an increase in value added tax payable of $1,628,940, an increase in taxes payable of $511,150 and an increase in customer deposits of $588,268, offset by an increase in accounts receivable of $4,666,502, an increase in inventories of $3,998,198 and an increase in prepayments for goods of $1,062,173.

Net cash used in operating activities was $503,901 for the three months ended September 30, 2009, which was primarily attributable to our net income of $4,426,736, adjusted by a decrease in inventories of $2,324,624 and an increase in accounts payable of $1,975,591, an increase in value added tax payable of $6,107,248 and an increase in taxes payable of $738,203, offset by an increase in accounts receivable of $15,599,021 and an increase in due from employees of $403,676.

Investing Activities

Net cash used in investing activities primarily consisted of purchases of plant and equipment, purchases of construction in progress, proceeds from the disposal of fixed assets notes receivable.

Net cash used in investing activities was $2,035,040 for the three months ended September 30, 2010, which is primarily attributable to an increase in notes receivable of $2,026,093.

Net cash used by investing activities was $154,903 for the three months ended September 30, 2009, which is primarily attributable to an increase in notes receivable of $129,730.

Financing Activities

Net cash used in / provided by financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable, repayment of long-term debt and dividend paid.

Net cash used in financing activities was $36,746 for the three months ended September 30, 2010, which was primarily attributable to an increase in proceeds from short-term loans of $294,971 and an increase in proceeds from notes payable of $753,150, offset by a decrease in repayments of short-term loans of $884,914 and a decrease in repayments of notes payable of $199,953.

Net cash provided by financing activities was $685,581 for the three months ended September 30, 2009, which was primarily attributable to an increase in proceeds from short-term loans of $2,631,125 and an increase in proceeds from notes payable of $1,381,530, offset by a decrease in repayments of short-term loans of $2,335,854 and a decrease in repayments of notes payable of $914,715 and long term debt of $76,505.

Working Capital

Working capital is determined by deducting current liabilities from current assets.

Our working capital was $57,128,466 for the three months ended September 30, 2010, as compared with $50,735,680 for the year ended June 30, 2010.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$2,329,019	$2,329,019	$-
Notes payable	1,923,401	1,621,481	301,920
Construction In Processing	585,105	585,105	-
Total Contractual Obligations:	$4,837,525	$4,535,605	$301,920

Bank indebtedness consists of secured and unsecured borrowings from Industrial and Commercial Bank of China, Rural Credit Cooperative, Bank of Communications, Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loan from an unrelated individual and related individuals.

As of September 30, 2010, the Company has a capital commitment of approximately $585,105 for the construction of a new production line in connection with a new plant.

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a shareholder and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $42,581. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $356,851. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of September 30, 2010, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2010, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2010	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 15, 2010	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer