Form 10-Q
period 2010-12-31
Xinde Technology Co
filed 2011-02-14
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 11, 2011, the registrant had 60,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONTENTS

PAGES	F-1-F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 (UNAUDITED) AND JUNE 30, 2010

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

PAGES	F-4-F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

PAGES	F-6-F-24	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (UNAUDITED)

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,911,401	$3,399,360
Accounts receivable, net of allowance for doubtful accounts of $335,060 and $793,630 as of December 31, 2010 and June 30, 2010, respectively	68,920,330	60,473,007
Inventories	14,450,349	5,584,317
Notes receivable, including bank acceptance notes	4,026,283	628,133
Prepayments for goods	5,170,271	3,822,120
Prepaid expenses and other receivables	32,803	26,404
Due from employees	36,756	131,400
Deferred taxes	—	47,448
Total Current Assets	95,548,193	74,112,189

LONG-TERM ASSETS
Plant and equipment, net	3,105,704	3,043,955
Land use rights, net	937,038	948,504
Construction in progress	728,925	685,222
Deposit for land use right	384,948	373,821
Deferred taxes	142,575	129,049
Total Long-Term Assets	5,299,190	5,180,551

TOTAL ASSETS	$100,847,383	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2010	2010
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$5,121,746	$4,850,579
Short-term bank loans	1,966,182	2,878,712
Customer deposits	779,976	497,206
Notes payable, including related parties	1,632,031	1,014,987
Income tax payable	6,449,705	4,990,163
Other payables	1,063,228	1,041,766
Value added tax payable	13,726,279	6,931,841
Due to employees	60,415	98,550
Due to related parties	302,446	413,136
Accrued expenses	916,940	659,569
Deferred taxes	309,820	—
Total Current Liabilities	32,328,768	23,376,509

LONG—TERM LIABILITIES
Notes payable to related parties	275,332	326,298
Total Long-Term Liabilities	275,332	326,298

TOTAL LIABILITIES	32,604,100	23,702,807

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 160,000,000 shares authorized; 60,000,000 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	60,000	60,000
Additional paid-in capital	1,072,334	1,072,334
Retained earnings (the restricted portion is $204,069 at December 31, 2010 and June 30, 2010)	60,964,536	50,131,203
Accumulated other comprehensive income	6,146,413	4,326,396
TOTAL SHAREHOLDERS’ EQUITY	68,243,283	55,589,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$100,847,383	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
REVENUES, NET	$32,387,892	$35,750,798	$62,686,928	$73,367,699

COST OF GOODS SOLD	(25,710,389)	(28,962,481)	(51,367,591)	(60,590,584)
GROSS PROFIT	6,677,503	6,788,317	11,319,337	12,777,115

Selling and marketing	(807,979)	(849,851)	(2,025,097)	(1,282,423)
General and administrative	(260,016)	(269,378)	(773,331)	(562,438)
Bad debt recoveries	480,454	74,968	662,974	74,909
INCOME FROM OPERATIONS	6,089,962	5,744,056	9,183,883	11,007,163

Interest expense, net	(62,140)	(70,647)	(203,895)	(176,936)
Other income (expense), net	122,565	4,482	238,102	(784)
Refunded value added tax	—	—	3,258,380	—

INCOME BEFORE INCOME TAXES	6,150,387	5,677,891	12,476,470	10,829,443

INCOME TAXES	(773,934)	(961,736)	(1,643,137)	(1,688,892)

NET INCOME	5,376,453	4,716,155	10,833,333	9,140,551

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	846,213	(837)	1,820,017	28,049
OTHER COMPREHENSIVE INCOME (LOSS)	846,213	(837)	1,820,017	28,049

COMPREHENSIVE INCOME	$6,222,666	$4,715,318	$12,653,350	$9,168,600

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	60,000,000	42,782,609	60,000,000	42,391,304
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.09	$0.11	$0.18	$0.22

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,833,333	$9,140,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,449	124,616
Provision for doubtful accounts	188,804	121,955
Refunded value added tax	(3,258,380)	—
Deferred taxes	343,742	(8,314)
Net (gain) loss on settlement of accounts receivable and accounts payable for fixed assets	(7,590)	61,633

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(8,636,128)	(809,078)
Inventories	(8,866,033)	(8,353,060)
Prepayments for goods	(1,348,151)	30,197
Prepaid expenses and other receivables	(6,398)	(2,862)
Due from employees	94,643	(214,668)
Due from related parties	—	(183,762)

Increase (Decrease) In:
Accounts payable	286,040	636,349
Value added tax payable	10,052,818	12,188,453
Other payables	21,462	(680,197)
Taxes payable	1,459,542	1,693,117
Customer deposits	282,770	(88,477)
Due to employees	(38,135)	(482,459)
Due to related parties	(110,689)	(338,316)
Accrued expenses	257,372	289,574
Net cash provided by operating activities	1,690,471	13,125,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(108,891)	(96,197)
Purchases of construction in progress	(22,920)	(682,561)
Reverse merger, net of cash acquired	—	1,109
Repayment of notes receivable	44,414,853	51,499,380
Issuance of notes receivable	(47,738,078)	(64,904,916)
Net cash used in investing activities	(3,455,036)	(14,183,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	743,641	2,923,558
Repayments of short-term loans	(1,725,248)	(2,335,923)
Proceeds from notes payable	654,601	1,527,559
Repayments of notes payable	(137,201)	(1,018,846)
Repayments of long-term debt	—	(101,597)
Net cash (used in) provided by financing activities	$(464,207)	$994,751

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31, 2010	December 31, 2009

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,228,772)	$(63,182)
Effect of exchange rate changes on cash	1,740,813	55,205
Cash and cash equivalents at beginning of period	3,399,360	127,576

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,911,401	119,599

SUPPLEMENTARY CASH FLOW INFORMATION
	December 31, 2010	December 31, 2009
Income taxes paid	$10,752	$9,712
Interest paid	$155,489	$194,876

SUPPLEMENTAL NON-CASH DISCLOSURES:

1.	During the six months ended December 31, 2010, accounts payable with an aggregate carrying amount of $14,873 was settled by two fixed assets with a fair value of $7,283, resulting in a gain of $7,590.

2.
During the six months ended December 31, 2009, accounts receivable with a carrying amount of $523,317 was settled by a fixed asset with a fair value of $95,016 and inventories with a fair value of $359,822, resulting in a loss of $68,479.

3.	During the six months ended December 31, 2009, accounts payable with a carrying amount of $36,544 was settled by a fixed asset with a fair value of $29,698, resulting in a gain of $6,846.

4.	During the six months ended December 31, 2009, $297,775 was transferred from construction in progress to plant and equipment.

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wasatch Food Services, Inc., (“Wasatch”) was incorporated under the laws of the State of Nevada on December 20, 2006 to engage as a franchisee of certain restaurants in the State of Idaho through its wholly owned subsidiary, Wasatch Food Services of Idaho, Inc. ("Bajio"). On April 22, 2010, Wasatch Food Services, Inc. changed its name to Xinde Technology Company (“Xinde”). The principal activities of the Company and its subsidiaries are the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the People’s Republic of China (the “PRC”) and overseas markets.

Details of Xinde and its subsidiaries (the “Company”) as of December 31, 2010 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationships	Principal Activities
Jolly Promise Ltd. (“JPL”)	British Virgin Island July 2, 2008	Wholly-owned subsidiary of Xinde	Investment holding company
H.K. Sindhi Fuel Injection Co., Ltd (“HKSIND”)	Hong Kong, PRC, June 7, 2004	Wholly-owned subsidiary of JPL	Investment holding company
Weifang Huajie Fuel Injection Co., Ltd. (“Huajie”)	Shandong, PRC October. 24 2009	Wholly-owned subsidiary of HKSIND	Investment holding company
Weifang Xinde Fuel Injection System Co., Ltd. (“Weifang Xinde”)	Shandong, PRC October 29, 2007	Wholly-owned subsidiary of Huajie	Investment holding company
Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan")	Shandong, PRC, December 21, 2001	Wholly-owned subsidiary of Weifang Xinde	Design, development, manufacture, and commercializing of fuel injection pump, diesel fuel injection systems and injectors
Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”)	Shandong, PRC December 19, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units
Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”)	Shandong, PRC October 20, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended December 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in the Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$3,875,855	$3,875,855	$—	$—
Long-term notes payable	$275,332	—	$275,332	$—

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at December 31, 2010.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the six months ended December 31, 2010 and 2009.

(j)	Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

- Persuasive evidence of an arrangement exists,
- Delivery has occurred or services have been rendered,
- The seller's price to the buyer is fixed or determinable, and
- Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and revenue are recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales is recognized. During the six months ended December 31, 2010 and 2009, warranty expense was $281,144 and $77,765, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the six months ended December 31, 2010 and 2009 are $15,105 and $11,070, respectively. All the retirement benefits expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	December 31, 2010	June 30, 2010	December 31, 2009

Period ended RMB: US$ exchange rate	6.6118	6.8086	—
Average RMB: US$ exchange rate for three months ended	6.6670	—	6.8360
Average RMB: US$ exchange rate for six months ended	6.7237	—	6.8386

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2010 and 2009.

(o)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the six months ended December 31, 2010 and 2009.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the condensed consolidated financial statements.

NOTE 5 – CONCENTRATIONS

(a)	Customers

No customer accounted for more than 5% of total sales or accounts receivable as of December 31, 2010 and June 30, 2010 and for the three and six months ended December 31, 2010 and 2009.

(b)	Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Six Months Ended December 31,		Accounts Payable
Major Suppliers	2010	2009	December 31, 2010	June 30, 2010
Company A	10.1%	0.9%	7%	1.7%
Company B	5.4%	1.1%	4.3%	1.4%

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2010	June 30, 2010
	(Unaudited)
Raw materials	$8,602,093	$2,798,967
Work-in-progress	889,710	889,937
Finished goods	4,958,546	1,895,413
Total inventories	$14,450,349	$5,584,317

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 7 – NOTES RECEIVABLE

Notes receivable from unrelated and related individuals consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Notes receivable from unrelated individuals:
Due December 24, 2010, interest at 10% per annum	$—	$2,857
Due December 24, 2010, interest at 10% per annum	—	22,031
Due May 16, 2011, interest at 6% per annum	117,971	114,560
Due June 30, 2011, interest at 6% per annum	6,828	—
Due December 24, 2011, interest at 10% per annum	2,942	—
Due December 24, 2011, interest at 10% per annum	22,687	—
Subtotal	$150,428	$139,448

Bank acceptance notes (aggregated by month of maturity):
Due December, 2010 (Settled on its due date)	—	29,375
Due October, 2010 (Settled on its due date)	—	29,375
Due November, 2010 (Settled on its due date)	—	205,220
Due December, 2010 (Settled on its due date)	—	224,715
Due February, 2011 (Settled on its due date)	151,245	—
Due March, 2011	315,554	—
Due April, 2011	642,790	—
Due May, 2011	945,280	—
Due June, 2011	1,820,986	—
Subtotal	3,875,855	488,685
Total	$4,026,283	$628,133

Notes receivable from unrelated individuals are unsecured.

NOTE 8 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		December 31, 2010	June 30, 2010
		(Unaudited)

Jin Xin	(a)	$1,452	$—
Liu Dianjun	(b)	269,401	342,994
Li Zengshan	(c)	31,593	23,612
Zhang Qixiu	(d)	—	32,312
Jin Wei	(e)	—	14,218
Total due to related parties		$302,446	$413,136

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 8 - DUE FROM/TO RELATED PARTIES (CONTINUED)

(II)	Due From Employees

		December 31, 2010	June 30, 2010
		(Unaudited)

Current		$36,756	$131,400
Total due from employees	(f)	$36,756	$131,400

(III)	Due To Employees

		December 31, 2010	June 30, 2010
		(Unaudited)

Current		$60,415	$98,550
Total due to employees	(g)	$60,415	$98,550

(a)
Jin Xin is a shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The payable balance represents business related expenses paid by Jinxin on behalf of the Company, which is unsecured, interest-free and has no fixed repayment term.

(b)
Liu Dianjun is a shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent money advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(c)
Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances represent business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and have no fixed repayment term.

(d)
Zhang Qixiu is the mother of Jin Xin, also see (a). The balance represented business related expenses paid by Zhang Qixiu on behalf of the Company, which was interest-free, unsecured and had no fixed repayment term.

(e)	Jin Wei is the brother of Jin Xin, also see (a). The balance represented money advanced from Jin Wei, which was interest-free, unsecured and had no fixed repayment term.

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 8 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)

Cost of land use rights	$1,087,939	$1,087,939
Less: Accumulated amortization	(150,901)	(139,435)
Land use rights, net	$937,038	$948,504

Amortization expense for the six months ended December 31, 2010 and 2009 was $11,466 and $11,270, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011 (six months)	$11,466
2012	22,933
2013	22,933
2014	22,933
2015	22,933
Thereafter	833,840
Total	$937,038

Two land use rights with an aggregate net book value of $52,615 and $51,880 at December 31, 2010 and June.30, 2010, respectively, were registered in the names of two management members of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of March 2011. These two land use rights were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholders of the Company) in the amounts of $347,589 and $47,614. Also see Note 14.

At December 31, 2010 and June 30, 2010, the net book value of land use rights pledged as collateral for bank loans was $302,489 and $514,662, respectively. Also see Note 10.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 9 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
At cost:
Buildings	$2,902,259	$2,818,371
Machinery and equipment	1,127,553	1,082,065
Office equipment	54,894	50,299
Motor vehicles	525,126	430,981
	4,609,832	4,381,716
Less : Accumulated depreciation
Buildings	(490,273)	(429,115)
Machinery and equipment	(685,934)	(611,728)
Office equipment	(39,676)	(35,789)
Motor vehicles	(288,245)	(261,129)
	(1,504,128)	(1,337,761)
Plant and equipment, net	$3,105,704	$3,043,955

Depreciation expense for the six months ended December 31, 2010 and 2009 was $129,983 and $113,346 respectively.

At December 31, 2010, the legal title to five motor vehicles and two office buildings with a total net book value of $64,966 and $642,021 were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of March 2011.

Two office buildings were pledged as collateral for bank loans borrowed by Li Zengshan and Liu Dianjun (both are shareholders of the Company) in the amounts of $347,589 and $47,614, respectively. Also see Note 14.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,075,279 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of March 2011.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31, 2010	June 30, 2010
	(Unaudited)
Rural Credit Cooperative:
Monthly interest only payments at 6.89% per annum, due December 1, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	$—	$88,124
Monthly interest only payments at 7.52% per annum, due January 15, 2011, guaranteed by Weifang Jinma Diesel Engine Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Subsequently settled on its due date)	453,735	440,619

Bank of Communications
Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right owned by the Company and guaranteed by a shareholder, Liu Dianjun. Also see Note 8. (Repaid on its due date)	—	146,873

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS (CONTINUED)

	December 31, 2010	June 30, 2010
	(Unaudited)
Weifang Bank
Monthly interest only payments at 7.43% per annum, due October 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$—	$587,492
Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	—	293,746
Monthly interest only payments at 7.43% per annum, due April 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	302,489	293,746
Monthly interest only payments at 7.43% per annum, due July 27, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	604,980	—

China Construction Bank:
Monthly interest only payments at 5.84% per annum, due December 2, 2010, borrowed by Hengyuan, guaranteed by a shareholder, Liu Dianjun and Weifang Xinde Fuel Injection System Co., Ltd. (Repaid on its due date)	—	734,365

Monthly interest only payments at 5.84% per annum, due July 29, 2011, borrowed by Hengyuan, secured by a land use right owned by the Company. Also see Note 8.	302,489	—

Bank of China:
Monthly interest only payments at 5.84% per annum, due February 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by a shareholder, Li Zengshan, and his wife, Li Guimei	302,489	293,747
Total	$1,966,182	$2,878,712

Interest expense for short-term bank loans for the six months ended December 31, 2010 and 2009 was $191,911 and $199,059, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		December 31, 2010	June 30, 2010
		(Unaudited)
Notes payable to an unrelated individual:

Due December 26, 2010, monthly interest payment at 6% per annum with the principal payable at the due date		$—	$84,505
Due December 24, 2010, monthly interest payment at 10% per annum with the principal payable at the due date		—	98,308
Due May 4, 2011, monthly interest payment at 14.36% per annum with the principal payable at the due date		384,162	373,058
Due May 4, 2011, monthly interest payment at 12% per annum with the principal payable at the due date		145,195	140,998
Due August 4, 2011, monthly interest payment at 14.40% per annum with the principal payable at the due date		378,112	—
Due June 30, 2011, monthly interest payment at 10.00% per annum with the principal payable at the due date		32,003	—
Due October 1, 2011, interest free		86,210	—
Due November 1, 2011, monthly interest payment at 10% per annum with the principal payable at the due date		23,866	—
Due December 25, 2011, monthly interest payment at 10.00% per annum with the principal payable at the due date		97,704	—
Subtotal		1,147,252	696,869

Notes payable to related individuals:

Due July 1, 2010, monthly interest payment at 7.28% per annum (Settled on its due date)	(b)	—	77,843
Due December 24, 2010, monthly interest payment at 10% per annum (Settled in advance)	(b)	—	95,467
Due May 2, 2011, monthly interest payment at 6% per annum with the principal payable at the due date	(b)	32,170	31,240
Due June 30, 2011, monthly interest payment at 10% per annum with the principal payable at the due date	(b)	83,185	80,930
Due June 30, 2011, monthly interest payment at 5.76% per annum (Settled in advance)	(a)	—	32,638
Due June 30, 2011, monthly interest payment at 6.91% per annum. Principal is repaid every month in 12 equal installments from December 4, 2010.	(b)	86,261	—
Due December 24, 2010, monthly interest payment at 10% per annum with the principal payable at the due date	(b)	98,309	—
Due June 30, 2011, monthly interest payment at 5.84% per annum. Principal is repaid every month in 12 equal installments from December 15, 2010.	(a)	33,610	—
Due November 27, 2011, monthly interest payment at 10% per annum	(c)	151,244	—
Subtotal		484,779	318,118

Total		$1,632,031	$1,014,987

(a)	The notes are or were due to Mr. Liu Dianjun, a shareholder and officer of the Company. The current balance represents a loan to the Company which is unsecured.

(b)	The notes are or were due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

(c)	This note is due to Ms. Zhang Qixiu, the mother of Mr. Jinxin (also see Note 8(I)), a shareholder and officer of the Company. The current balance represents a loan to the Company which is unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 12 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:
		December 31, 2010	June 30, 2010
		(Unaudited)
Notes payable to related individuals:
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	—	29,918
Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	261,328	296,380
Due May 12, 2012, monthly interest payment is 5.84% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003.	(a)	$14,004	$—
Total		$275,332	$326,298

(a)	The current note is due to Mr. Liu Dianjun, a shareholder and officer of the Company. The notes represent loans to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The balance represents a loan to the Company to support business operations.

Notes payable to related individuals are unsecured.

NOTE 13 – TAXES

(a)	Corporation Income Tax (“CIT”)

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the six months ended December 31, 2010 and 2009 are summarized as follows:

	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Current:
Provision for CIT	$1,299,396	$1,697,205

Deferred:
Provision for CIT	343,742	(8,313)

Income tax expense	$1,643,138	$1,688,892

The Company’s income tax expense differs from the “expected” tax expense for the six months ended December 31, 2010 and 2009 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
Computed “expected” expense	$3,119,118	$2,707,361
Permanent differences	(832,142)	(149,700)
Favourable tax rates	(643,838)	(868,769)

Income tax expense	$1,643,138	$1,688,892

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010	June 30, 2010
	(Unaudited)
Deferred tax assets:
Current portion:
Bad debt provision	$24,894	$24,174
Expenses	55,446	76,720
Subtotal	$80,340	$100,894

Deferred tax liabilities:
Current portion:
Sales cut-off	$(364,746)	$(31,596)
Others	(25,414)	(21,850)
Subtotal	(390,160)	(53,446)

Net deferred tax (liabilities) assets - current portion	$(309,820)	$47,448

Deferred tax assets:
Non-current portion:
Depreciation	$131,036	$118,448
Amortization	11,539	10,601
Subtotal	142,575	129,049

Net deferred tax assets - non-current portion	142,575	129,049

Total net deferred tax (liabilities) assets	$(167,245)	$176,497

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the six months ended December 31, 2010 and 2009 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended December 31, 2010 and 2009.

The pro forma combined effects of the favorable tax rates available to the Company for the six months ended December 31, 2010 and 2009 are as follows:

	For the Six Months Ended December 31,
	2010	2009
Tax holiday effect	$643,838	$868,769
Basic net income per share effect	$0.01	$0.02

(c)	Value Added Tax (“VAT”)

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

In the six months ended December 31, 2010, output VAT payable of $3,258,380 was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in income of $3,258,380 which was reflected in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended December 31, 2010.

The VAT payable was $13,726,279 and $6,931,841 at December 31, 2010 and June 30, 2010, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(UNAUDITED)

NOTE 14 – CONTINGENCIES

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a shareholder and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $47,614. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 8 and 9)

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $347,589. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 8 and 9)

NOTE 15 – COMMITMENT

The Company has a capital commitment of approximately $571,781 for the construction of a new plant for Huaxin, a subsidiary of the Company, for production of diesel engines. The related construction is in progress and the accumulated cost incurred was recorded as construction in progress in the accompanying balance sheet as of December 31, 2010.

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

The Common Stock is currently quoted on the OTCQB under the symbol “WTFS”.

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

The Company is based in China’s Shandong Province in the city of Weifang where many large and medium-sized diesel engine enterprises and related products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.  No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the years ended June 30, 2010 and 2009, or for the six months ended December 31, 2010, and no single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended June 30, 2010 and 2009, or for the six months ended December 31, 2010.

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

These tiers include:

•	Level 1—defined as observable inputs such as quoted prices in active markets;

•	Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2010 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$3,875,855	$3,875,855	$—	$—
Long-term notes payable	$275,332	—	$275,332	$—

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at December 31, 2010.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales is recognized. During the six months ended December 31, 2010 and 2009, warranty expense was $281,144 and $77,765, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of income and comprehensive income.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars. The functional currency of the Company is the Renminbi (RMB). Capital accounts of the condensed consolidated financial statements are translated into United States dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the quarter.

	December 31, 2010	June 30, 2010	December 31, 2009

Period ended RMB: US$ exchange rate	6.6118	6.8086	—
Average RMB: US$ exchange rate for three months ended	6.6670	—	6.8360
Average RMB: US$ exchange rate for six months ended	6.7237	—	6.8386

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2010 and 2009.

Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the six months ended December 31, 2010 and 2009.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended December 31, 2010 and 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended December 31, 2010 and 2009:

	Three Months Ended
	December 31, 2010		December 31, 201009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	32,387,892	100%	35,750,798	100%	(3,362,906)	(9)%

COST OF GOODS SOLD	(25,710,389)	(79)%	(28,962,481)	(81)%	3,252,092	(11)%
GROSS PROFIT	6,677,503	21%	6,788,317	19%	(110,814)	(2)%

Selling and marketing	(807,979)	(2)%	(849,851)	(2)%	41,872	(5)%
General and administrative	(260,016)	(1)%	(269,378)	(1)%	9,362	(3)%
Bad debt recoveries	480,454	1%	74,968	0.2%	405,486	541%
INCOME FROM OPERATIONS	6,089,962	19%	5,744,056	16%	345,906	6%

Interest expense, net	(62,140)	(0.2)%	(70,647)	(0.2)%	8,507	(12)%
Other income, net	122,565	0.4%	4,482	0.01%	118,083	2,635%

INCOME BEFORE INCOME TAXES	6,150,387	19%	5,677,891	16%	472,496	8%

INCOME TAXES	(773,934)	(2)%	(961,736)	(3)%	187,802	(20)%

NET INCOME	5,376,453	17%	4,716,155	13%	660,298	14%

Foreign currency translation gain (loss)	846,213	3%	(837)	—	847,050	(101,201)%
OTHER COMPREHENSIVE INCOME (LOSS)	846,213	3%	(837)	—	847,050	(101,201)%

COMPREHENSIVE INCOME	6,222,666	19%	4,715,318	13%	1,507,348	32%

Revenues

Our revenues are derived from the design, development, manufacturing and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units in the PRC and, to an insignificant extent, overseas. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	Three Months Ended December 31,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pumps	2,176,933	6%	2,287,466	7%	(110,533)	(5)%
Multi-cylinder pumps	7,958,357	24%	7,035,818	20%	922,539	13%
Single-cylinder pumps	636,195	2%	503,532	1%	132,663	26%
Fuel muzzles	1,743,203	5%	1,563,544	4%	179,659	11%
Parts	203,467	1%	229,938	1%	(26,471)	(12)%
Diesel engines	14,097,204	44%	14,778,186	41%	(680,982)	(5)%
Generator sets	5,389,026	17%	9,320,180	26%	(3,931,154)	(42)%
Accessories	191,947	1%	39,429	—	152,518	387%
Less: sales tax	(8,440)	—	(7,295)	—	(1,145)	16%
Total	32,387,892	100%	35,750,798	100%	(3,362,906)	(9)%

Our revenues decreased by 9% to $32,387,892 for the three months ended December 31, 2010 from $35,750,798 for the three months ended December 31, 2009. This decrease was primarily attributable to a decrease in the sales of generator sets, which decreased by 42% and accounted for 17% of our total revenue for the three months ended December 31, 2010. The main reason for this decline was attributable to the fact that demand for high-end products with greater power is growing in the PRC. The Company is also trying to adjust its product mix by introducing more products with greater engine power to meet this new trend. Therefore, since July 2010 the Company reduced the production and sales scale for products of older style diesel engines and generator sets with lower gross margin as an adjustment to its product structure. Additionally, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market and a decrease in our product sales.

Cost of Goods Sold

The principal components of our cost of goods sold are costs of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the three months indicated:

	Three Months Ended December 31,
	2010		2009		Comparisons
	Amount	% of Cost of Goods Sold	Amount	% of Cost of Goods Sold	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electricity pumps	1,864,108	7%	1,832,605	6%	31,503	2%
Multi-cylinder pumps	5,319,050	21%	4,194,088	14%	1,124,962	27%
Single-cylinder pumps	616,827	2%	359,559	1%	257,268	72%
Fuel muzzles	1,577,788	6%	1,168,993	4%	408,795	35%
Parts	182,438	1%	201,192	1%	(18,754)	(9)%
Diesel engines	11,974,795	46%	12,963,638	45%	(988,843)	(8)%
Generator sets	4,019,254	16%	8,215,753	29%	(4,196,499)	(51)%
Accessories	156,129	1%	26,653	—	129,476	486%
Total	25,710,389	100%	28,962,481	100%	(3,252,092)	(11)%

Our cost of goods sold decreased by 11%, or $3,252,092, to $25,710,389 for the three months ended December 31, 2010 from $28,962,481 for the three months ended December 31, 2009. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the years indicated:

	Three Months Ended December 31,
	2010		2009		Comparison
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electricity pumps	312,825	14%	454,861	20%	(142,036)	(6)%
Multi-cylinder pumps	2,639,307	33%	2,841,730	40%	(202,423)	(7)%
Single-cylinder pumps	19,368	3%	143,973	29%	(124,605)	(26)%
Fuel muzzles	165,415	9%	394,551	25%	(229,136)	(16)%
Parts	21,029	10%	28,746	13%	(7,717)	(3)%
Diesel engines	2,122,409	15%	1,814,548	12%	307,861	3%
Generator Sets	1,369,772	25%	1,104,427	12%	265,345	13%
Accessories	35,818	19%	12,776	32%	23,042	(13)%
Less: sales taxes	(8,440)	—	(7,295)	—	(1,145)	—
Total	6,677,503	21%	6,788,317	19%	(110,814)	2%

Although our gross profit decreased by $110,814 to $6,677,503 for the three months ended December 31, 2010 as compared to $6,788,317 for the three months ended December 31, 2009, our gross margin for the three months ended December 31, 2010 increased by 2% from the three months ended December 31, 2009. This was mainly due to the Company’s efforts since July 2010 to adjust its product mix by introducing more products with higher gross margins and reducing the production and sales of older style diesel engines and generator sets with lower gross margins.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commissions, after-sales services fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the three months ended December 31, 2010. Selling and marketing expenses decreased by 5%, or $41,871, to $807,979 for the three months ended December 31, 2010 from $849,851 for the three months ended December 31, 2009. This decrease was primarily due to the decrease in sales commissions to employees of $254,833.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll, consulting fees, property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses decreased by 3%, or $9,362, to $260,016 for the three months ended December 31, 2010 from $269,378 for the three months ended December 31, 2009. This decrease was primarily due to the decrease in office expenses and travel costs of $6,784, in the aggregate. Our general and administrative expenses were approximately 1% of revenues, which has remained stable from the three months ended December 31, 2009.

Interest Expense, Net

For the three months ended December 31, 2010 and 2009, interest expense was $62,140 and $70,647, or 0.2% and 0.20% of our revenues, respectively. Interest expense decreased by 12%, or $8,507, to $62,139 for the three months ended December 31, 2010 from $70,647 for the three months ended December 31, 2009. The decrease in interest expense was primarily attributable to the decrease in bank loans of $912,530.

Other Income (Expense), Net

Other income was $122,565 for the three months ended December 31, 2010 compared to other income of $4,482 for the three months ended December 31, 2009. This was primarily due to a gain of $90,276 from waived accounts payable for the three months ended December 31, 2010.

Income Taxes

Our income tax expenses decreased by 20%, or $187,802, to $773,934 for the three months ended December 31, 2010 from $961,736 for the three months ended December 31, 2009.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan is 25%. In 2010 and 2009, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%. Our effective tax rate was 13% and 17% for the three months ended December 31, 2010 and 2009, respectively.

Net Income

Primarily as a result of the foregoing, our net income increased by 14%, or $660,298, to $5,376,453 for the three months ended December 31, 2010 from $4,716,155 for the three months ended December 31, 2009

Comparison of Six Months Ended December 31, 2010 and 2009

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six months ended December 31, 2010 and 2009:

	Six Months Ended
	December 31, 2010		December 31, 2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	62,686,928	100%	73,367,699	100%	(10,680,771)	(15)%

COST OF GOODS SOLD	(51,367,591)	(82)%	(60,590,584)	(83)%	9,222,993	(15)%
GROSS PROFIT	11,319,337	18%	12,777,115	17%	(1,457,778)	(11)%

Selling and marketing	(2,025,097)	(3)%	(1,282,423)	(2)%	(742,674)	58%
General and administrative	(773,331)	(1)%	(562,438)	(1)%	(210,893)	37%
Bad debt recoveries	662,974	1%	74,909	0.1%	588,065	785%
INCOME FROM OPERATIONS	9,183,883	15%	11,007,163	15%	(1,823,280)	(17)%

Interest expense, net	(203,895)	(0.33)%	(176,936)	(0.24)%	(26,959)	15%
Other income (expense), net	238,102	0.4%	(784)	—	238,886	30,470%
Refunded value added tax	3,258,380	5%	—	—	3,258,380	—

INCOME BEFORE INCOME TAXES	12,476,470	20%	10,829,443	15%	1,647,027	15%

INCOME TAXES	(1,643,137)	(3)%	(1,688,892)	(2)%	45,755	(3)%

NET INCOME	10,833,333	17%	9,140,551	12%	1,692,782	19%

Foreign currency translation gain (loss)	1,820,017	3%	28,049	—	1,791,968	6,389%
OTHER COMPREHENSIVE INCOME (LOSS)	1,820,017	3%	28,049	—	1,791,968	6,389%

COMPREHENSIVE INCOME	12,653,350	20%	9,168,600	12%	3,484,750	38%

Revenues

Our revenues are derived from design, development, manufacturing and commercialization of fuel injection pumps, injectors, multi—cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the six months indicated:

	Six Months Ended December 31,
	2010		2009		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pumps	5,218,753	8%	4,615,498	6%	603,255	13%
Multi-cylinder pumps	18,413,935	29%	14,420,813	20%	3,993,122	28%
Single-cylinder pumps	1,084,622	2%	1,311,217	2%	(226,595)	(17)%
Fuel muzzles	3,271,893	5%	3,546,264	5%	(274,371)	(8)%
Parts	372,155	1%	407,500	1%	(35,345)	(9)%
Diesel engines	23,030,204	37%	30,234,425	41%	(7,204,221)	(24)%
Generator sets	11,013,857	18%	18,707,401	25%	(7,693,544)	(41)%
Accessories	297,929	—	138,589	—	159,340	115%
Less: sales tax	(16,420)	—	(14,008)	—	(2,412)	17%
Total	62,686,928	100%	73,367,699	100%	(10,680,771)	(15)%

Our revenues decreased by 15% to $62,686,928 for the six months ended December 31, 2010 from $73,367,699 for the six months ended December 31, 2009. This decrease was primarily attributable to a decrease in the sales of generator sets, which decreased by 41% and accounted for 18% of our total revenue for the six months ended December 31, 2010. The main reason for this decline was attributable to the declining demand for our products with lower power. We are adjusting the product mix by introducing more products with greater power. Since July 2010 we have reduced the production and sales of older style diesel engines and generator sets. Additionally, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market and a decrease in our product sales.

Cost of Goods Sold

The principal components of our cost of goods sold are costs of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the six months indicated:

	Six Months Ended December 31,
	2010		2009		Comparisons
	Amount	% of Cost of Goods Sold	Amount	% of Cost of Goods Sold	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electricity pumps	4,123,085	8%	3,535,106	6%	587,979	17%
Multi-cylinder pumps	12,913,356	25%	9,308,518	15%	3,604,838	39%
Single-cylinder pumps	969,005	2%	1,204,487	2%	(235,482)	(20)%
Fuel muzzles	2,912,647	6%	2,764,002	5%	148,645	5%
Parts	364,155	1%	367,867	1%	(3,712)	(1)%
Diesel engines	20,508,904	40%	26,630,165	44%	(6,121,261)	(23)%
Generator sets	9,321,179	18%	16,657,370	27%	(7,336,191)	(44)%
Accessories	255,260	—	123,069	—	132,191	107%

Total	51,367,591	100%	60,590,584	100%	(9,222,993)	(15)%

Our cost of goods sold decreased by 15%, or $9,222,994, to $51,367,591 for the six months ended December 31, 2010 from $60,590,584 for the six months ended December 31, 2009. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the years indicated:

	Six Months Ended December 31,
	2010		2009
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electricity pumps	1,095,668	21%	1,080,392	23%	15,276	(2)%
Multi-cylinder pumps	5,500,579	30%	5,112,295	35%	388,284	(5)%
Single-cylinder pumps	115,617	11%	106,730	8%	8,887	3%
Fuel muzzles	359,246	11%	782,262	22%	(423,016)	(11)%
Parts	8,000	2%	39,633	10%	(31,633)	(8)%
Diesel engines	2,521,300	11%	3,604,260	12%	(1,082,960)	(1)%
Generator sets	1,692,678	15%	2,050,031	11%	(357,353)	4%
Accessories	42,669	14%	15,520	11%	27,149	3%
Less: sales taxes	(16,420)	—	(14,008)	—	(2,412)	—

Total	11,319,337	18%	12,777,115	17%	(1,457,778)	1%

Although our gross profit decreased by $1,457,778 to $11,319,337 for the six months ended December 31, 2010 as compared with $12,777,115 for the six months ended December 31, 2009, our margin for the six months ended December 31, 2010 increased by 1% from the six months ended December 31, 2009. This was mainly due to the Company’s efforts since July 2010 to adjust its product structure by introducing more products with higher gross margins and reducing the production and sales scale for products of older style diesel engines and generator sets with lower gross margins.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commissions, after-sales services fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 3% of our revenues for the six months ended December 31, 2010. Selling and marketing expenses increased by 58%, or $742,674, to $2,025,097 for the six months ended December 31, 2010 from $1,282,423 for the six months ended December 31, 2009. This increase was primarily due to an increase of $473,000 in total in after-sales services fee and promotional fees in connection with sales activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, payroll, consulting fees, property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 37%, or $210,893, to $773,331 for the six months ended December 31, 2010 from $562,438 for the six months ended December 31, 2009. This increase was primarily due to the increase of $167,798 in the aggregate in bad debt provision and accounting service charge in connection with being a publicly traded Company. Our general and administrative expenses were approximately 1% of revenues, which has remained stable from the six months ended December 31, 2009.

Interest Expense, Net

For the six months ended December 31, 2010 and 2009, interest expense was $203,895 and $176,936, or 0.33% and 0.24% of our revenues, respectively. Interest expense increased by 15%, or $26,959, to $203,895 for the six months ended December 31, 2010 from $176,936 for the six months ended December 31, 2009. The increase in interest expense was primarily attributable to an increase of $617,044 in notes payable bearing interest.

Other Income (Expense), Net

Other income was $238,102 for the six months ended December 31, 2010 compared to other expense of $784 for the six months ended December 31, 2009. This was primarily due to a subsidy of $77,199 and a gain of $86,811 from waived accounts payable.

Refunded Value Added Tax

To honor the Company’s on-going contributions to the local economy and its achievement of becoming a public company in the U.S., the local tax bureau exempted the Company’s output VAT payable of $3,258,380, which was recorded as refunded value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended December 31, 2010.

Income Taxes

Our income tax expenses decreased by 3%, or $45,755, to $1,643,137 for the six months ended December 31, 2010 from $1,688,892 for the six months ended December 31, 2009.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan is 25%.  In 2010 and 2009, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%. Our effective tax rate was 13% and 16% for the six months ended December 31, 2010 and 2009, respectively.

Net Income

Primarily as a result of the foregoing, our net income increased by 19%, or $1,692,782, to $10,833,333 for the six months ended December 31, 2010 from $9,140,551 for the six months ended December 31, 2009.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2010	2009
	$	$
Net cash provided by operating activities	1,690,471	13,125,252
Net cash (used in) investing activities	(3,455,036)	(14,183,185)
Net cash (used in) provided by financing activities	(464,207)	994,751
Net (decrease) in cash and cash equivalents	(2,228,772)	(63,182)
Effect of exchange rate changes on cash	1,740,813	55,205
Cash and cash equivalents at beginning of period	3,399,360	127,576
Cash and cash equivalents at end of period	2,911,401	119,599

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

Liquidity

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted by bad debt expense, depreciation and amortization, deferred income taxes, gain or loss on disposal of property,  and changes in operating assets and liabilities such as accounts receivable, prepayments, deposits and other receivables, due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash provided by operating activities was $1,690,471 for the six months ended December 31, 2010, which is primarily attributable to our net income of $10,833,333, adjusted by increased in value added tax payable of $10,052,818 and increase in taxes payable of $1,459,542, offset by decrease in accounts receivable of $8,636,128, decrease in inventories of $8,866,033, decrease in refunded value added tax of $3,258,380 and decrease in prepayments for goods of $1,348,151.

Net cash provided by operating activities was $13,125,252 for the six months ended December 31, 2009, which is primarily attributable to our net income of $9,140,551, adjusted by an increase in accounts payable of $636,349, an increase in value added tax payable of $12,188,453 and an increase in taxes payable of $1,693,117, offset by a decrease in accounts receivable of $809,078, a decrease in inventories of $8,353,060 and a decrease in other payable of $680,197.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, and notes receivable.

Net cash used in investing activities was $3,455,036 for the six months ended December 31, 2010, which is primarily attributable to increase in issuance of notes receivable of $47,738,078, offset by a decrease in repayment of notes receivable of $44,414,853.

Net cash used in investing activities was $14,183,185 for the six months ended December 31, 2009, which is primarily attributable to an increase in issuance of notes receivable of $64,904,916 and an increase in purchases of construction in progress of $682,561, offset by a decrease in repayment of notes receivable of $51,499,380.

Financing Activities

Net cash used in/provided by financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable and repayment of long-term debt.

Net cash used in financing activities was $464,207 for the six months ended December 31, 2010, which is primarily attributable to an increase in repayments of short-term loans of $1,725,248, offset by a decrease in proceeds from short-term loans of $743,641 and a decrease in proceeds from notes payable of $654,601.

Net cash provided by financing activities was $994,751 for the six months ended December 31, 2009, which is primarily attributable to an increase in proceeds from short-term loans of $2,923,558 and an increase in proceeds from notes payable of $1,527,559, offset by a decrease in repayments of short-term loans of $2,335,923 and a decrease in repayments of note payable of $1,018,846.

Working Capital

Working capital is current liabilities deducted from current assets.

Our working capital was $63,219,425 for the six months ended December 31, 2010, as compared with $50,735,680 for the year ended June 30, 2010, which is primarily attributable to an increase in cash and cash equivalents of $2,911,401, an increase in accounts receivable of $68,920,330, an increase in inventories of $14,450,349, an increase in notes receivable of $4,026,283 and an increase in prepayments for goods of $5,170,271, offset by a decrease in accounts payable of $5,121,746, a decrease in short-term bank loans of $1,966,182, a decrease in notes payable of $1,632,031, a decrease in income tax payable of $6,449,705, a decrease in other payables of $1,063,228 and a decrease in value added tax payable of $13,726,279.

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

The following tables summarize our contractual obligations as of December 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$1,966,182	$1,966,182	$—
Notes payable	1,907,363	1,632,031	275,332
Construction In Processing	571,781	571,781	—
Total Contractual Obligations:	$4,445,326	$4,169,994	$275,332

Bank indebtedness consists of secured and unsecured borrowings from Industrial and Commercial Bank of China, Rural Credit Cooperative, Bank of Communications, Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loan from an unrelated individual and related individuals.

The Company has a capital commitment of approximately $571,781 for the construction of the new production line in connection with the new plant as of December 31, 2010.

On May 15, 2003, Hengyuan entered into a guarantee contract to serve as guarantor for the bank loans borrowed by Mr. Liu Dianjun, a shareholder and officer of the Company, from Industrial and Commercial Bank of China with a guarantee amount of $47,614. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $347,589. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of December 31, 2010, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the fiscal quarter covered by this report. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow appropriate decisions on a timely basis regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2010, there was no pending or outstanding material litigation with the Company.

ITEM 1A. RISK FACTORS

Not required for a "smaller reporting company".

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2010, the Company had no unregistered sales of equity securities.

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

Date: February 14, 2011	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 14, 2011	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer