Form 10-Q
period 2011-03-31
Xinde Technology Co
filed 2011-05-13
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 10, 2011, the registrant had 240,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

i

 PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES

CONTENTS

PAGES	F-1-F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 AND JUNE 30, 2010 (UNAUDITED)

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

PAGES	F-4-F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

PAGES	F-6-F-25	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	June 30,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$3,166,140	$3,399,360
Accounts receivable, net of allowance for doubtful accounts of $204,910 and $793,630 at March 31, 2011 and June 30, 2010, respectively	69,506,023	60,473,007
Inventories	21,210,672	5,584,317
Notes receivable, including bank acceptance notes	3,912,029	628,133
Prepayments for goods	5,705,911	3,822,120
Prepaid expenses and other receivables	63,494	26,404
Due from employees	104,342	131,400
Deferred taxes	-	47,448
Total Current Assets	103,668,611	74,112,189

LONG-TERM ASSETS
Plant and equipment, net	3,081,360	3,043,955
Land use rights, net	931,143	948,504
Construction in progress	750,451	685,222
Deposit for land use right	1,654,203	373,821
Deferred taxes	148,833	129,049
Total Long-Term Assets	6,565,990	5,180,551

TOTAL ASSETS	$110,234,601	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$5,632,628	$4,850,579
Short-term bank loans	1,526,694	2,878,712
Customer deposits	521,259	497,206
Notes payable, including related parties	1,614,590	1,014,987
Income tax payable	7,181,131	4,990,163
Other payables	1,196,398	1,041,766
Value added tax payable	18,080,924	6,931,841
Due to employees	32,332	98,550
Due to related parties	157,745	413,136
Accrued expenses	1,143,161	659,569
Deferred taxes	383,119	-
Total Current Liabilities	37,469,981	23,376,509

LONG-TERM LIABILITIES
Notes payable to related parties	241,067	326,298
Total Long-Term Liabilities	241,067	326,298

TOTAL LIABILITIES	37,711,048	23,702,807

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 350,000,000 shares authorized; 240,000,000 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	240,000	240,000
Additional paid-in capital	892,334	892,334
Retained earnings (the restricted portion is $204,069 at March 31, 2011 and June 30, 2010)	64,648,734	50,131,203
Accumulated other comprehensive income	6,742,485	4,326,396
TOTAL SHAREHOLDERS’ EQUITY	72,523,553	55,589,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$110,234,601	$79,292,740

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
REVENUES, NET	$27,596,387	$26,836,259	$90,848,899	$100,195,028

COST OF GOODS SOLD	(21,723,469)	(21,574,659)	(73,913,022)	(82,232,475)
GROSS PROFIT	5,872,918	5,261,600	16,935,877	17,962,553

Selling and marketing	(693,989)	(746,566)	(2,445,004)	(1,954,398)
General and administrative	(855,401)	(688,419)	(1,619,965)	(1,250,533)
Bad debt recoveries	137,324	-	800,298	74,915
INCOME FROM OPERATIONS	4,460,852	3,826,615	13,671,206	14,832,537

Interest expense, net	(97,592)	(78,009)	(302,091)	(254,920)
Other income, net	4,587	15,510	244,868	14,718
Refunded value added tax	-	-	3,289,036	-

INCOME BEFORE INCOME TAXES	4,367,847	3,764,116	16,903,019	14,592,335

INCOME TAXES	(736,813)	(486,401)	(2,385,488)	(2,175,159)

NET INCOME	3,631,034	3,277,715	14,517,531	12,417,176

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	596,072	8,380	2,416,089	36,429

COMPREHENSIVE INCOME	$4,227,106	$3,286,095	$16,933,620	$12,453,605

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	240,000,000	240,000,000	240,000,000	192,700,730
NET INCOME PER SHARE, BASIC AND DILUTED	$0.02	$0.01	$0.06	$0.06

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,517,531	$12,417,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,714	192,231
Provision for doubtful accounts	190,581	121,965
Refunded value added tax	(3,289,036)	-
Deferred taxes	410,783	(3,865)
Net (gain) loss on settlement of accounts receivable and accounts payable for fixed assets and inventories	(7,661)	61,638

Changes in operating assets and liabilities, net of effects of acquisition:
(Increase) Decrease In:
Accounts receivable	(9,244,595)	(1,568,755)
Inventories	(15,626,355)	(10,532,965)
Prepayments for goods	(1,883,791)	104,321
Prepaid expenses and other receivables	(37,092)	(3,316)
Due from employees	27,058	(131,637)
Due from related parties	-	9,991

Increase (Decrease) In:
Accounts payable	797,062	330,994
Value added tax payable	14,438,119	12,156,870
Other payables	154,632	(712,127)
Taxes payable	2,190,968	2,171,594
Customer deposits	24,053	(80,740)
Due to employees	(66,218)	(427,440)
Due to related parties	(255,391)	(341,115)
Accrued expenses	483,592	567,388
Net cash provided by operating activities	3,041,954	14,332,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(126,356)	(116,636)
Purchases of construction in progress	(37,551)	(682,616)
Reverse merger, net of cash acquired	-	2,109
Repayment of notes receivable	64,613,830	66,817,706
Issuances of notes receivable	(67,818,675)	(81,282,298)
Net cash used in investing activities	(3,368,752)	(15,261,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	1,201,021	3,216,172
Repayments of short-term loans	(2,642,246)	(2,336,110)
Proceeds from notes payable	782,934	(1,498,655)
Repayments of notes payable	(315,278)	1,695,772
Repayments of long-term debt	(13,599)	(126,999)
Dividend paid	-	(6,819)
Net cash (used in) provided by financing activities	$(987,168)	$943,361

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31, 2011	March 31, 2010

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,313,966)	$13,834
Effect of exchange rate changes on cash	1,080,746	59,014
Cash and cash equivalents at beginning of period	3,399,360	127,576
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,166,140	200,424

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$13,863	$9,712
Interest paid	$185,982	$194,876

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the nine months ended March 31, 2011, accounts payable with an aggregate carrying amount of $15,013 was settled by two fixed assets with an aggregate fair value of $7,352, resulting in a gain of $7,661.

2. During the nine months ended March 31, 2010, accounts receivable with a carrying amount of $523,359 was settled by a fixed asset with a fair value of $95,023 and inventories with a fair value of $359,852, resulting in a loss of $68,484.

3. During the nine months ended March 31, 2010, accounts payable with a carrying amount of $36,547 was settled by a fixed asset with a fair value of $29,701, resulting in a gain of $6,846.

4. During the nine months ended March 31, 2010, $297,799 was transferred from construction in progress to plant and equipment, respectively.

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Wasatch Food Services, Inc., (“Wasatch”) was incorporated under the laws of the State of Nevada on December 20, 2006. On April 22, 2010, Wasatch Food Services, Inc. changed its name to Xinde Technology Company (“Xinde”). The principal activities of Xinde and subsidiaries (the “Company”) are the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units in the People’s Republic of China (the “PRC”) and overseas markets.

During April 2011, the Company (i) effected a 4-for-1 forward stock split of the Company's common stock; (ii) increased the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. As a result, all the amounts in the accompanying condensed consolidated financial statements as of March 31, 2011 and June 30, 2010 and for the three and nine months ended March 31, 2011 and 2010 have been restated to give effect to the 4-for-1 forward stock split.

Details of the Company as of March 31, 2011 are as follows:

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Name	Place and Date of Establishment/ Incorporation	Relationship	Principal Activities

Weifang Huajie Fuel Injection Co., Ltd. (“Huajie”)	Shandong, PRC October 24, 2009	Wholly-owned subsidiary of HKSIND	Investment holding company

Weifang Xinde Fuel Injection System Co., Ltd. (“Weifang Xinde”)	Shandong, PRC October 29, 2007	Wholly-owned subsidiary of Huajie	Investment holding company

Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. ("Hengyuan")	Shandong, PRC, December 21, 2001	Wholly-owned subsidiary of Weifang Xinde	Design, development, manufacture, and commercializing of fuel injection pump, diesel fuel injection systems and injectors

Weifang Jinma Diesel Engine Co., Ltd. (“Jinma”)	Shandong, PRC December 19, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Weifang Huaxin Diesel Engine Co., Ltd. (“Huaxin”)	Shandong, PRC October 20, 2003	Wholly-owned subsidiary of Weifang Xinde	Manufacture and sale of multi-cylinder diesel engine and small generating units

Inter-company accounts and transactions have been eliminated in consolidation.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the condensed consolidated financial position and the condensed consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2010 was derived from the audited consolidated financial statements included in Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that Form 10-K.

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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$3,580,730	$3,580,730	$-	$-
Long-term notes payable	$241,067	-	$241,067	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at March 31, 2011.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the nine months ended March 31, 2011 and 2010.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales is recognized. During the nine months ended March 31, 2011 and 2010, warranty expense was $388,994 and $112,435, respectively, and is included in cost of goods sold in the accompanying condensed consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the nine months ended March 31, 2011 and 2010 are $42,729 and $21,372, respectively. All the retirement benefits expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
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

	March 31, 2011	June 30, 2010	March 31, 2010

Period ended RMB: US$ exchange rate	6.5501	6.8086	-
Average RMB: US$ exchange rate for three months ended	6.5713	-	6.8360
Average RMB: US$ exchange rate for nine months ended	6.6610	-	6.8377

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2011 and 2010.

(o)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the nine months ended March 31, 2011 and 2010.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the condensed consolidated financial statements.

NOTE 5 – CONCENTRATIONS

(a)           Customers

No customer accounted for more than 5% of total revenues or accounts receivable for the periods reported.

(b)           Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases
	Nine Months Ended		Accounts Payable
	March 31,		March 31,	June 30,
Major Suppliers	2011	2010	2011	2010

Company A	11.2%	0.2%	7.8%	1.7%
Company B	5.7%	1.0%	4.6%	1.4%

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2011	June 30, 2010
Raw materials	$13,007,343	$2,798,967
Work-in-progress	721,733	889,937
Finished goods	7,481,596	1,895,413
Total inventories	$21,210,672	$5,584,317

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 7 – NOTES RECEIVABLE

Notes receivable consist of the following:

	March 31, 2011	June 30, 2010
Notes receivable from unrelated individuals:
Due December 24, 2010, interest at 10% per annum	$-	$2,857
Due December 24, 2010, interest at 10% per annum	-	22,031
Due May 16, 2011, interest at 6% per annum (Repaid in advance)	-	114,560
Due May 1, 2011, interest free (Settled on its due date)	305,339	-
Due December 24, 2011, interest at 10% per annum	3,059	-
Due December 24, 2011, interest at 10% per annum	22,901	-
Subtotal	$331,299	$139,448

Bank acceptance notes (aggregated by month of maturity):
Due December, 2010 (Settled on its due date)	-	29,375
Due October, 2010 (Settled on its due date)	-	29,375
Due November, 2010 (Settled on its due date)	-	205,220
Due December, 2010 (Settled on its due date)	-	224,715
Due May, 2011	15,267	-
Due June, 2011	1,022,885	-
Due July, 2011	816,781	-
Due August, 2011	839,682	-
Due September, 2011	886,115	-
Subtotal	3,580,730	488,685
Total	$3,912,029	$628,133

Notes receivable from unrelated individuals are unsecured.

NOTE 8 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		March 31, 2011	June 30, 2010

Jin Xin	(a)	$38,319	$-
Liu Dianjun	(b)	75,017	342,994
Li Zengshan	(c)	44,409	23,612
Zhang Qixiu	(d)	-	32,312
Jin Wei	(e)	-	14,218
Total due to related parties		$157,745	$413,136

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 8 - DUE FROM/TO RELATED PARTIES (CONTINUED)

(II)	Due From Employees

		March 31, 2011	June 30, 2010

Current		$104,342	$131,400
Total due from employees	(f)	$104,342	$131,400

(III)	Due To Employees

		March 31, 2011	June 30, 2010

Current		$32,332	$98,550
Total due to employees	(g)	$32,332	$98,550

(a)
Jin Xin is an officer of the Company and the chairman of Jinma, a subsidiary of the Company. The payable balance represents business related expenses paid by Jinxin on behalf of the Company, which is unsecured, interest-free and has no fixed repayment term.

(b)
Liu Dianjun is an officer of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent amounts advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(c)
Li Zengshan is an officer of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances represent business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and have no fixed repayment terms.

(d)
Zhang Qixiu is the mother of Jin Xin, also see (a). The balance represented business related expenses paid by Zhang Qixiu on behalf of the Company, which was interest-free, unsecured and had no fixed repayment term.

(e)	Jin Wei is the brother of Jin Xin, also see (a). The balance represented an advance from Jin Wei, which was interest-free, unsecured and had no fixed repayment term.

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 9 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	March 31, 2011	June 30, 2010

Cost of land use rights	$1,087,939	$1,087,939
Less: Accumulated amortization	(156,796)	(139,435)
Land use rights, net	$931,143	$948,504

Amortization expense for the nine months ended March 31, 2011 and 2010 was $17,361 and $16,906, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011 (three months)	$5,787
2012	23,149
2013	23,149
2014	23,149
2015	23,149
Thereafter	832,760
Total	$931,143

Two land use rights with an aggregate net book value of $52,702 and $51,880 at March 31, 2011 and June 30, 2010, respectively, were registered in the names of two members of management of the Company. The Company’s local legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of June 2011. One of the land use rights has been pledged as collateral for bank loans borrowed by Li Zengshan (officer of the Company) in the amount of $329,654. Also see Note 15.

At March 31, 2011 and June 30, 2010, the net book value of land use rights pledged as collateral for short-term bank loans was $305,339 and $514,662, respectively. Also see Note 11.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 10 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2011	June 30, 2010

Buildings	$2,931,201	$2,818,371
Machinery and equipment	1,144,397	1,082,065
Office equipment	57,987	50,299
Motor vehicles	536,369	430,981
	4,669,954	4,381,716
Less : Accumulated depreciation
Buildings	(519,312)	(429,115)
Machinery and equipment	(720,949)	(611,728)
Office equipment	(41,555)	(35,789)
Motor vehicles	(306,778)	(261,129)
	(1,588,594)	(1,337,761)
Plant and equipment, net	$3,081,360	$3,043,955

Depreciation expense for the nine months ended March 31, 2011 and 2010 was $200,353 and $175,325, respectively.

At March 31, 2011, the legal title to five motor vehicles and two office buildings with a total net book value of $59,169 and $640,921 were registered in the names of members of management of the Company. The Company’s local legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of June 2011.

One office building was pledged as collateral for bank loans borrowed by Li Zengshan (an officer of the Company) in the amount of $329,654. Also see Note 15.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,074,887 is in progress. The Company’s local legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of June 2011.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 11 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31, 2011	June 30, 2010
Rural Credit Cooperative:

Monthly interest only payments at 6.89% per annum, due December 1, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	$-	$88,124

Monthly interest only payments at 7.52% per annum, due January 15, 2011, guaranteed by Weifang Jinma Diesel Engine Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	-	440,619

Bank of Communications:

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right and guaranteed by an officer, Liu Dianjun. Also see Note 9. (Repaid on its due date)	-	146,873

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 11 – SHORT-TERM BANK LOANS (CONTINUED)

	March 31, 2011	June 30, 2010
Weifang Bank:

Monthly interest only payments at 7.43% per annum, due October 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$-	$587,492

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	-	293,746

Monthly interest only payments at 7.43% per annum, due April 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	305,339	293,746

Monthly interest only payments at 7.43% per annum, due July 27, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd.	610,677	-

Monthly interest only payments at 9.88% per annum, due January 24, 2012, guaranteed by Weifang Huaxin Diesel Engine Co., Ltd.	305,339	-

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due December 2, 2010, guaranteed by an officer, Liu Dianjun, and Weifang Xinde Fuel Injection System Co., Ltd. (Repaid on its due date)	-	734,365

Monthly interest only payments at 5.84% per annum, due July 29, 2011, secured by a land use right. Also see Note 9.	305,339	-

Bank of China:

Monthly interest only payments at 5.84% per annum, due February 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by an officer, Li Zengshan, and his wife, Li Guimei (Repaid on its due date)	-	293,747
Total	$1,526,694	$2,878,712

Interest expense for short-term bank loans for the nine months ended March 31, 2011 and 2010 was $261,284 and $289,984, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 12 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:
		March 31, 2011	June 30, 2010
Notes payable to an unrelated individual:
Due December 26, 2010, interest at 6% per annum with the principal payable at the due date		$-	$84,505
Due December 24, 2010, interest at 10% per annum with the principal payable at the due date		-	98,308
Due May 4, 2011, interest at 14.36% per annum with the principal payable at the due date. (Repaid on its due date)		387,780	373,058
Due May 4, 2011, interest at 12% per annum with the principal payable at the due date. (Repaid on its due date)		146,563	140,998
Due June 30, 2011, interest at 10.00% per annum with the principal payable at the due date		32,305	-
Due August 4, 2011, interest at 14.40% per annum with the principal payable at the due date		381,674	-
Due October 1, 2011, interest free with the principal payable at the due date		50,217	-
Due November 1, 2011, interest at 10% per annum with the principal payable at the due date		24,091	-
Due December 25, 2011, interest at 10.00% per annum with the principal payable at the due date		98,624
Due December 31, 2011, interest at 10.00% per annum with the principal payable at the due date		36,404	-
Subtotal		1,157,658	696,869
Notes payable to related individuals:
Due July 1, 2010, interest at 7.28% per annum (Settled on its due date)	(b)	-	77,843
Due December 24, 2010, interest at 10% per annum (Settled in advance)	(b)	-	95,467
Due May 2, 2011, interest at 6% per annum with the principal payable at the due date. (Repaid on its due date)	(b)	32,473	31,240
Due June 30, 2011, interest at 10% per annum with the principal payable at the due date	(b)	83,968	80,930
Due June 30, 2011, interest at 5.76% per annum (Settled in advance)	(a)	-	32,638
Due November 27, 2011, interest at 10% per annum with the principal payable at the due date	(c)	152,669
Due December 24, 2011, interest at 10% per annum with the principal payable at the due date	(b)	99,235	-
Due March 31, 2012, interest at 6.91% per annum with the principal payable at the due date	(b)	88,587	-
Subtotal		456,932	318,118

Total		$1,614,590	$1,014,987

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 12 – NOTES PAYABLE, INCLUDING RELATED PARTIES (CONTINUED)

(a)	The note was due to Mr. Liu Dianjun, an officer of the Company. The amount represented a loan to the Company which was unsecured.

(b)	The notes are or were due to Mr. Li Zengshan, an officer of the Company. The current balances represent loans to the Company which are unsecured.

(c)	This note is due to Ms. Zhang Qixiu, the mother of Mr. Jin Xin (also see Note 8a), an officer of the Company. The current balance represents a loan to the Company which is unsecured.

Notes payable to an unrelated individual are unsecured.

NOTE 13 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:
		March 31, 2011	June 30, 2010
Notes payable to related individuals:
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003. (Repaid in advance)	(a)	-	29,918
Due August 4, 2014, monthly interest payment is 6.91% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(b)	241,067	296,380
Total		$241,067	$326,298

(a)	The current note was due to Mr. Liu Dianjun, an officer of the Company. The note represented a loan to the Company to support business operations.

(b)	This note is due to Mr. Li Zengshan, an officer of the Company. The current balance represents a loan to the Company to support business operations.

Notes payable to related individuals are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

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

The Company received written authorization from the local Chinese government to extend the payment of its current income tax due of approximately $7.1 million.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the nine months ended March 31, 2011 and 2010 are summarized as follows:

	March 31, 2011	March 31, 2010
Current:
Provision for CIT	$1,974,705	$2,179,024

Deferred:
Provision for CIT	410,783	(3,865)

Income tax expense	$2,385,488	$2,175,159

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended March 31, 2011 and 2010 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	March 31, 2011	March 31, 2010

Computed “expected” expense	$4,225,754	$3,648,084
Permanent differences	(844,079)	(52,394)
Favourable tax rates	(996,187)	(1,420,531)

Income tax expense	$2,385,488	$2,175,159

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010
Deferred tax assets:
Current portion:
Bad debt provision	$24,807	$24,174
Other expenses	51,458	76,720
Subtotal	$76,265	$100,894

Deferred tax liabilities:
Current portion:
Sales cut-off	$(433,290)	$(31,596)
Others	(26,094)	(21,850)
Subtotal	(459,384)	(53,446)

Net deferred tax (liabilities) assets - current portion	$(383,119)	$47,448

Deferred tax assets:
Non-current portion:
Depreciation	$136,871	$118,448
Amortization	11,962	10,601
Subtotal	148,833	129,049

Net deferred tax assets - non-current portion	148,833	129,049

Total net deferred tax (liabilities) assets	$(234,286)	$176,497

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 14 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the nine months ended March 31, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended March 31, 2011 and 2010.

The pro forma combined effects of the favorable tax rates available to the Company for the nine months ended March 31, 2011 and 2010 are as follows:

	For The Nine Months Ended March 31,
	2011	2010
Tax holiday effect	$996,187	$1,420,531
Basic net income per share effect	$(0.00)	$(0.01)

(c)	Value Added Tax (“VAT”)

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import or export goods in the PRC are subject to a value added tax in accordance with Chinese Laws. The value added tax standard rate is 17% of the gross sale price, and the Company records its revenue net of VAT. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on the sales of the finished products.

In the nine months ended March 31, 2011, output VAT payable of $3,289,036 was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in other income of $3,289,036 which was reflected in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended March 31, 2011.

The VAT payable was $18,080,924 and $6,931,841 at March 31, 2011 and June 30, 2010, respectively. The Company received written authorization from the local tax authorities to defer the payment of its current VAT payable in anticipation of additional future exemptions from the local tax bureau.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

NOTE 15 – CONTINGENCIES

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, an officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $329,654. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

NOTE 16 – COMMITMENT

The Company has a capital commitment of $562,506 for the construction of a new plant for Huaxin, a subsidiary of the Company, for production of diesel engines. The related construction is in progress and the accumulated cost incurred was recorded as construction in progress in the accompanying condensed consolidated balance sheet as of March 31, 2011 and June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of Xinde Technology Company, a Nevada corporation and its subsidiaries (f/k/a Wasatch Food Services, Inc., the “Company” or “Xinde”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this quarterly report. This report may contain forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Notable Corporate Actions

On April 22, 2010, the Company held a special meeting of its stockholders. At the special meeting, the Company’s stockholders approved, by the requisite number of votes, to change the Company’s name from “Wasatch Food Services, Inc.” to “Xinde Technology Company”.

On April 7, 2011 the Company held a special meeting of its stockholders.  At the special meeting, the Company’s stockholders approved, by the requisite member of votes, to increase the amount of the Company’s authorized common stock from 150,000,000 to 350,000,000 shares and to effect a 4-for-1 forward split of the Company’s outstanding common stock, resulting in 240,000,000 shares outstanding (effective as of April 14, 2011). As a result, each reference herein to shares of common stock as well as the financial information included herein is presented as giving effect to the 4-for-1 forward stock split.

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

The Company is based in China’s Shandong Province in the city of Weifang where many large and medium-sized diesel engine enterprises and related products and components manufacturers are located. Weifang is also an important traffic center on the east coast in northern China. We believe our location makes the purchase of raw materials and sales of our products very convenient and reduces the costs associated with sales while reducing freight costs.  No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the years ended June 30, 2010 and 2009, or for the nine months ended March 31, 2011, except that one single supplier accounted for 11.2% of purchases for the nine months ended March 31, 2011, and no single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended June 30, 2010 and 2009, or for the nine months ended March 31, 2011.

We have developed fuel injection system products that we believe will meet the Euro III Emissions Standard, which will become most relevant in light of China’s initiative to implement the Euro III Emissions Standard.  Furthermore, we believe that we are China’s only company with exclusive intellectual property rights for fuel injection systems meeting such Euro III Emissions Standard which could lead to broad market appeal. Due to our strict technical standards and quality control in production process, our products have become well-known brands in their markets throughout China. Our Company has always placed quality control first and we received our ISO9001 certification in 2005.

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

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.  The Company has also launched a new company website in English at www.chinaxinde.cn. The Company’s common stock is currently quoted on the OTCQB under the symbol “WTFS”.

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

The December 2009 Share Exchange Transaction and Corporate Structure

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

The above described corporate structure of the Company and the Subsidiaries is illustrated below:

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Bank acceptance notes	$3,580,730	$3,580,730	$-	$-
Long-term notes payable	$241,067	$-	$241,067	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at March 31, 2011.

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

Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the nine months ended March 31, 2011 and 2010.

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

The Company offers warranties on its products for periods between nine and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales is recognized. During the nine months ended March 31, 2011 and 2010, warranty expense was $388,994 and $112,435, respectively, and is included in selling and marketing expenses in the accompanying condensed consolidated statements of income and comprehensive income.

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

	March 31, 2011	June 30, 2010	March 31, 2010

Period ended RMB: US$ exchange rate	6.5501	6.8086	-
Average RMB: US$ exchange rate for three months ended	6.5713	-	6.8367
Average RMB: US$ exchange rate for nine months ended	6.6610	-	6.8404

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2011 and 2010.

Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the nine months ended March 31, 2011 and 2010.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the condensed consolidated financial statements.

RESULTS OF OPERATIONS COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
REVENUES, NET	27,596,387	100%	26,836,259	100%	760,128	3%
COST OF GOODS SOLD	(21,723,469)	(79)%	(21,574,659)	(80)%	(148,810)	1%
GROSS PROFIT	5,872,918	21%	5,261,600	20%	611,318	12%

Selling and marketing	(693,989)	(3)%	(746,566)	(3)%	52,577	(7)%
General and administrative	(855,401)	(3)%	(688,419)	(3)%	(166,982)	24%
Bad debt recoveries	137,324	-	-	-	137,324	-
INCOME FROM OPERATIONS	4,460,852	16%	3,826,615	14%	634,237	17%

Interest expense, net	(97,592)	(0.4)%	(78,009)	(0.3)%	(19,583)	25%
Other income (expense), net	4,587	0.02%	15,510	0.06%	(10,923)	(70)%
INCOME BEFORE INCOME TAXES	4,367,847	16%	3,764,116	14%	603,731	16%

INCOME TAXES	(736,813)	(3)%	(486,401)	(2)%	(250,412)	51%

NET INCOME	3,631,034	13%	3,277,715	12%	353,319	11%
Foreign currency translation gain	596,072	2%	8,380	-	587,692	7,013%
OTHER COMPREHENSIVE INCOME	596,072	2%	8,380	-	587,692	7,013%

COMPREHENSIVE INCOME	4,227,106	15%	3,286,095	12%	941,011	29%

Revenues

Our revenues are derived from the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units in The People’s Republic of China (the “PRC”) and, to an insignificant extent, overseas. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	Three Months Ended March 31,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pumps	3,043,425	11%	2,132,727	8%	910,698	43%
Multi-cylinder pumps	7,684,442	28%	6,812,829	25%	871,613	13%
Single-cylinder pumps	525,174	2%	354,403	1%	170,771	48%
Fuel muzzles	2,204,576	8%	1,211,848	5%	992,728	82%
Parts	460,889	2%	71,413	0.3%	389,476	545%
Diesel engines	11,392,990	41%	8,930,298	33%	2,462,692	28%
Generator sets	2,261,918	8%	6,927,096	26%	(4,665,178)	(67)%
Accessories	32,142	0.1%	401,481	1%	(369,339)	(92)%
Less: sales tax	(9,169)	-	(5,836)	-	(3,333)	57%
Total	27,596,387	100%	26,836,259	100%	760,128	3%

Our revenues increased by 3%, to $27,596,387 for the three months ended March 31, 2011 from $26,836,259 for the three months ended March 31, 2010. This increase was primarily attributable to an increase in the sales of diesel engines, which increased by 28% and accounted for 41% of our total revenue for the three months ended March 31, 2011, which was partially offset by the decrease in the sales of generator sets by 67% and accounted for 8% of our total revenue for the three months ended March 31, 2011. The main reason for this increase was attributable to the fact that high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC. The Company has adjusted its product structure to introduce more products with greater engine power to accommodate this new trend.

Cost of Goods Sold

The principal components of our cost of goods sold are costs of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the three months indicated:

	Three Months Ended March 31,
	2011		2010		Comparisons
	Amount	% of Cost of Goods Sold	Amount	% of Cost of Goods Sold	Change in Amount	Change in %
	$		$		$
Cost of Goods Sold:
Electricity pumps	2,504,323	11.5%	1,420,004	7%	1,084,319	76%
Multi-cylinder pumps	5,119,009	24%	5,057,967	23%	61,042	1%
Single-cylinder pumps	477,229	2%	283,033	1%	194,196	69%
Fuel muzzles	1,907,840	9%	981,953	5%	925,887	94%
Parts	423,310	2%	50,494	0.2%	372,816	738%
Diesel engines	9,433,179	43%	7,691,270	35.6%	1,741,909	23%
Generator sets	1,721,816	8%	5,747,070	27%	(4,025,254)	(70)%
Warranty expense	106,641	0.4%	38,174	0.2%	68,467	179%
Accessories	30,122	0.1%	304,694	1%	(274,572)	(90)%
Total	21,723,469	100%	21,574,659	100%	148,810	1%

Our cost of goods sold was relatively stable, which only increased by 1% to $21,723,469 for the three months ended March 31, 2011 from $21,574,659 for the three months ended March 31, 2010. This increase mainly resulted from the Company reducing the production and sales for products of older style diesel engines and generator sets and started to produce products with lower costs and higher margins.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by product for the years indicated:

	Three Months Ended March 31,
	2011		2010		Comparisons
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electricity pumps	539,102	18%	712,723	33%	(173,621)	(15)%
Multi-cylinder pumps	2,565,433	33%	1,754,862	26%	810,571	7%
Single-cylinder pumps	47,945	9%	71,370	20%	(23,425)	(11)%
Fuel muzzles	296,736	13%	229,895	19%	66,841	(6)%
Parts	37,579	8%	20,919	29%	16,660	(21)%
Diesel engines	1,959,811	17%	1,239,028	14%	720,783	3%
Generator sets	540,102	24%	1,180,026	17%	(639,924)	7%
Accessories	2,020	6%	96,787	24%	(94,767)	(18)%
Less: warranty expense	(106,641)	-	(38,174)	-	(68,467)	-
Less: sales tax	(9,169)	-	(5,836)	-	(3,333)	-

Total	5,872,918	21%	5,261,600	20%	611,318	1%

Our gross profit increased by $611,318, to $5,872,918 for the three months ended March 31, 2011 as compared to $5,261,600 for the three months ended March 31, 2010, our gross margin for the three months ended March 31, 2011 increased by 1% from the three months ended March 31, 2010. This was mainly due to the Company’s efforts to adjust its product mix by introducing more products with higher gross margins and reducing the production and sales for products of older style diesel engines and generator sets with lower gross margins since July, 2010.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 3% of our revenues for the three months ended March 31, 2011. Selling and marketing expenses decreased by 7%, or $52,577, to $693,989 for the three months ended March 31, 2011 from $746,566 for the three months ended March 31, 2010. This decrease was primarily due to the decrease in sales commission of $60,388.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll, consulting fees, plant and equipment depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, welfare fees, land use rights amortization and etc.

Our general and administrative expense increased by 24%, or $166,982, to $ 855,401 for the three months ended March 31, 2011 from $ 688,419 for the three months ended March 31, 2010. This increase was primarily due to the increase in payroll and welfare fees of $114,383 in total. Our general and administrative expenses were approximately 3% of revenues, which has remained stable from the three months ended March 31, 2010.

Interest Expense, Net

For the three months ended March 31, 2011 and 2010, interest expense was $97,592 and $78,009, or 0.4% and 0.3% of our revenues, respectively. Interest expense increased by 25%, or $19,583, to $97,592 for the three months ended March 31, 2011 from $78,009 for the three months ended March 31, 2010. The increase in interest expense was primarily attributable to the increase of $599,603 in notes payable bearing interest.

Other Income, Net

Other income was $4,587 for the three months ended March 31, 2011 compared to other income of $15,510 for the three months ended March 31, 2010. This was primarily due to a decrease of $10,923 from quality compensation from suppliers for the three months ended March 31, 2011.

Income Taxes

Our income tax expenses increased by 51%, or $250,412, to $736,813 for the three months ended March 31, 2011 from $486,401 for the three months ended March 31, 2010.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan is 25%. In 2011 and 2010, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%. Our effective tax rate was 17% and 13% for the three months ended March 31, 2011 and 2010, respectively.

Net Income

Primarily as a result of the foregoing, our net income increased by 11%, or $353,319, to $3,631,034 for the three months ended March 31, 2011 from $3,277,715 for the three months ended March 31, 2010.

RESULTS OF OPERATIONS COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$
REVENUES, NET	90,848,899	100%	100,195,028	100%	(9,346,129)	(9)%
COST OF GOODS SOLD	(73,913,022)	(81)%	(82,232,475)	(82)%	8,319,453	(10)%
GROSS PROFIT	16,935,877	19%	17,962,553	18%	(1,026,676)	(6)%
Selling and marketing	(2,445,004)	(3)%	(1,954,398)	(2)%	(490,606)	25%
General and administrative	(1,619,965)	(2)%	(1,250,533)	(1)%	(369,432)	30%
Bad debt recoveries	800,298	1%	74,915	0.1%	725,383	968%

INCOME FROM OPERATIONS	13,671,206	15%	14,832,537	15%	(1,161,331)	(8)%
Interest expense, net	(302,091)	(0.33)%	(254,920)	(0.25)%	(47,171)	19%
Other income, net	244,868	0.3%	14,718	-	230,150	1,564%
Refundable value added tax	3,289,036	4%	-	-	-	-
INCOME BEFORE INCOME TAXES	16,903,019	19%	14,592,335	15%	2,310,684	16%
INCOME TAXES	(2,385,488)	(3)%	(2,175,159)	(2)%	(210,329)	10%
NET INCOME	14,517,531	16%	12,417,176	12%	2,100,355	17%

Foreign currency translation gain	2,416,089	3%	36,429	-	2,379,660	6,532%
OTHER COMPREHENSIVE INCOME	2,416,089	3%	36,429	-	2,379,660	6,532%
COMPREHENSIVE INCOME	16,933,620	19%	12,453,605	12%	4,480,015	36%

Revenues

Our revenues is derived from design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the nine months indicated:

	Nine Months Ended March 31,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pumps	8,617,713	9%	6,708,168	7%	1,909,545	28%
Multi-cylinder pumps	26,168,143	29%	21,232,260	21%	4,935,883	23%
Single-cylinder pumps	1,612,929	2%	1,756,760	2%	(143,831)	(8)%
Fuel muzzles	5,477,690	6%	4,695,020	5%	782,670	17%
Parts	830,213	1%	488,412	0%	341,801	70%
Diesel engines	34,486,451	37%	39,162,336	39%	(4,675,885)	(12)%
Generator sets	12,296,631	14%	25,632,056	26%	(13,335,425)	(52)%
Accessories	1,384,749	2%	539,859	-	844,890	157%
Less: sales tax	(25,620)	-	(19,843)	-	(5,777)	29%
Total	90,848,899	100%	100,195,028	100%	(9,346,129)	(9)%

Our revenues decreased by 9%, to $90,848,899 for the nine months ended March 31, 2011 from $100,195,028 for the nine months ended March 31, 2010. This decrease was primarily attributable to a decrease in the sales of generator sets, which was decreased by 52% and accounted for 14% of our total revenue for the nine months ended March 31, 2011. The main reason for this decline was attributable to the fact that high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC. The Company is also trying to adjust its products mix by introducing more products with greater engine power to accommodate this new trend. Therefore, the Company reduced the production and sales of older style diesel engines and generator sets with lower gross margins since July, 2010 as an adjustment to its product mix.

Cost of Goods Sold

The principal components of our cost of goods sold are costs of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the nine months indicated:

	Nine Months Ended March 31,
	2011		2010		Comparisons
	Amount	% of Cost of Goods Sold	Amount	% of Cost of Goods Sold	Change in Amount	Change in %
	$		$		$
Cost of Goods Sold:
Electricity pumps	6,622,255	9%	4,662,735	6%	1,959,520	42%
Multi-cylinder pumps	18,190,058	24.5%	14,446,453	17.9%	3,743,605	26%
Single-cylinder pumps	1,332,455	2%	1,656,750	2%	(324,295)	(20)%
Fuel muzzles	4,815,771	6.5%	3,760,536	5%	1,055,235	28%
Parts	813,175	1%	444,033	1%	369,142	83%
Diesel engines	30,358,148	41%	34,311,579	41%	(3,953,431)	(12)%
Generator sets	10,330,498	14%	22,412,155	26%	(12,081,657)	(54)%
Warranty expense	388,994	1%	112,435	0.1%	276,559	246%
Accessories	1,061,668	1%	425,799	1%	635,869	149%
Total	73,913,022	100%	82,232,475	100%	(8,319,453)	(10)%

Our cost of goods sold decreased by 10%, or $8,319,453, to $73,913,022 for the nine months ended March 31, 2011 from $82,232,475 for the nine months ended March 31, 2010. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by product for the years indicated:

	Nine Months Ended March 31,
	2011		2010		Comparisons
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electricity pumps	1,995,458	23%	2,045,433	30%	(49,975)	(7)%
Multi-cylinder pumps	7,978,085	30%	6,785,807	32%	1,192,278	(2)%
Single-cylinder pumps	280,474	17%	100,010	6%	180,464	11%
Fuel muzzles	661,919	12%	934,484	20%	(272,565)	(8)%
Parts	17,038	2%	44,379	9%	(27,341)	(7)%
Diesel engines	4,128,302	12%	4,850,756	12%	(722,454)	(0.4)%
Generator sets	1,966,133	16%	3,219,901	13%	(1,253,768)	3%
Accessories	323,081	23%	114,060	21%	209,021	2%
Less: warranty expense	(388,994)	-	(112,435)	-	(276,559)	-
Less: sales tax	(25,619)	-	(19,842)	-	(5,777)	-
Total	16,935,877	19%	17,962,553	18%	(1,026,676)	1%

Although our gross profit decreased by $1,026,676, to $16,935,877 for the nine months ended March 31, 2011 as compared with $17,962,553 for the nine months ended March 31, 2010. Our margin for the nine months ended March 31, 2011 increased by 1% from the nine months ended March 31, 2010. This was mainly due to the Company’s adjusted product mix by introducing more products with higher gross margins and reducing the production and sales scale for products of older style diesel engines and generator sets with lower gross margins since July, 2010.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission, promotional fees, payroll, travel cost and freight fees. Our selling and marketing expenses accounted for 3% of our revenues for the nine months ended March 31, 2011. Selling and marketing expenses increased by 25%, or $490,606, to $2,445,004 for the nine months ended March 31, 2011 from $1,954,398 for the nine months ended March 31, 2010. This increase was primarily due to an increase of $475,807 in promotional fees in connection with sales activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, payroll, consulting fees, plant and equipment depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 30%, or $369,432, to $1,619,965 for the nine months ended March 31, 2011 from $1,250,533 for the nine months ended March 31, 2010. This increase was primarily due to the increase of $206,347 in total in financial consulting fees, payroll and welfare fees in connection with being a publicly traded Company. Our general and administrative expenses were approximately 2% of revenues for the nine months ended March 31, 2011.

Interest Expense, Net

For the nine months ended March 31, 2011 and 2010, interest expense was $302,091 and $254,920, or 0.33% and 0.25% of our revenues, respectively. Interest expense increased by 19%, or $47,171, to $302,091 for the nine months ended March 31, 2011 from $254,920 for the nine months ended March 31, 2010. The increase in interest expense was primarily attributable to an increase of $34,334 in bank charges.

Other Income, Net

Other income was $244,868 for the nine months ended March 31, 2011 compared to $14,718 for the nine months ended March 31, 2010. This was primarily due to a subsidy for the nine months ended March 31, 2011 of $77,926 and a loss of $61,638 on settlement of accounts receivable for the nine months ended March 31, 2010.

Refunded Value Added Tax

To honor the Company’s on-going contributions to the local economy and its achievement of becoming a public in the U.S., the local tax bureau exempted the Company’s output VAT payable of $3,289,036, which was recorded as refunded value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended March 31, 2011.

Income Taxes

Our income tax expenses increased by 10%, or $ 210,329, to $2,385,488 for the nine months ended March 31, 2011 from $ 2,175,159 for the nine months ended March 31, 2010.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan is 25%. In 2011 and 2010, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%. Our effective tax rate was 14% and 15% for the nine months ended March 31, 2011 and 2010, respectively.

Net Income

Primarily as a result of the foregoing, our net income increased by 17%, or $2,100,355, to $14,517,531 for the nine months ended March 31, 2011 from $12,417,176 for the nine months ended March 31, 2010.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2011	2010
	$	$
Net cash provided by operating activities	3,041,954	14,332,208
Net cash (used in) investing activities	(3,368,752)	(15,261,735)
Net cash (used in) provided by financing activities	(987,168)	943,361
Net (decrease) increase in cash and cash equivalents	(1,313,966)	13,834
Effect of exchange rate changes on cash	1,080,746	59,014
Cash and cash equivalents at beginning of period	3,399,360	127,576
Cash and cash equivalents at end of period	3,166,140	200,424

We believe that the level of financial resources available to the Company is a significant factor for our future development and accordingly, we may determine from time to time to raise capital through private debt or equity financing to strengthen the Company’s financial position, to expand our facilities and to provide us with additional flexibility to take advantage of business opportunities. No assurances can be given that we will be successful in raising such additional capital on terms acceptable to us.

Liquidity

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted by provision for doubtful accounts, depreciation and amortization, refunded value added tax, deferred taxes, gain or loss on settlement of accounts receivable and accounts payable for fixed assets, and changes in operating assets and liabilities such as accounts receivable, prepayments, deposits and other receivables, due from employees and related parties, inventories, account payable, customer deposits, other payables, accrued liabilities and taxes payable.

Net cash provided by operating activities was $3,041,954 for the nine months ended March 31, 2011, which was primarily attributable to our net income of $14,517,531, adjusted by an increase in value added tax payable of $14,438,119, increase in taxes payable of $2,190,968, offset by increase in accounts receivable of $9,244,595, increase in inventories of $15,626,355, increase in refunded value added tax of 3,289,036 and decrease in prepayments for goods of $1,883,791. The local tax bureau deferred the payment of our current value added tax and income tax due.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, reverse merger and notes receivable.

Net cash used in investing activities was $3,368,752 for the nine months ended March 31, 2011, which is primarily attributable to issuance of notes receivable of $67,818,675, offset by repayment of notes receivable of $64,613,830.

Financing Activities

Net cash used in/provided by financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable and repayment of long-term debt.

Net cash used in financing activities was $987,168 for the nine months ended March 31, 2011, which is primarily attributable to repayments of short-term loans of $2,642,246, offset by proceeds from short-term loans of $1,201,021.

Working Capital

Working capital is that the current liabilities deducted from current assets.

Our working capital was $66,198,630 for the nine months ended March 31, 2011, as compared with $50,735,680 for the year ended June 30, 2010, which is primarily attributable to increase in accounts receivable of $9,033,016, increase in inventories of $15,626,355, increase in notes receivable of $3,283,896, increase in prepayments for goods of $1,883,791 and increase in accounts payable of $782,049, offset by increase in income tax payable of $2,190,968 and increase in value added tax payable of $11,149,083.

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

The following tables summarize our contractual obligations as of March 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$1,526,694	$1,526,694	$-
Notes payable	1,855,657	1,614,590	241,067
Construction In Processing	562,506	562,506	-
Total Contractual Obligations:	$3,944,857	$3,703,790	$241,067

Bank indebtedness consists of secured and unsecured borrowings from Weifang Bank and China Construction Bank.

Notes payable includes loan from an unrelated individual and related individuals.

The Company has a capital commitment of $562,506 for the construction of a new plant for Huaxin, a subsidiary of the Company, for production of diesel engines as of March 31, 2011.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, an officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $329,654. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of March 31, 2011, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Changes in internal controls.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2011, there were no pending or outstanding material proceedings involving the Company or its subsidiaries, or any of their properties.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)Exhibits

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

Date: May 13, 2011	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: May 13, 2011	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer