Form 10-K
period 2011-06-30
Xinde Technology Co
filed 2011-09-28
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission file number: 000-53672

XINDE TECHNOLOGY COMPANY
(Exact name of registrant as specified in its charter)

Nevada	20-8121712
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $65,348,000

Indicate the numbers of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of September 27, 2011 (post 4-for-1 forward stock split on April 14, 2011), the registrant had 240,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None

XINDE TECHNOLOGY COMPANY

PART I

Forward Looking Statements

The following Annual Report on Form 10-K (this “Report”) of Xinde Technology Company (the “Company”, “Xinde”, the “Registrant”, “we”, “us”, or “our”) contains forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements except as otherwise required by law.

ITEM 1. BUSINESS

The December 2009 Share Exchange Transaction

On December 28, 2009, the Company entered into a share exchange agreement, or the Exchange Agreement, with Jolly Promise Limited, an investment holding company organized under the laws of the British Virgin Islands (“Jolly”) and the stockholder of Jolly, Welldone Pacific Limited, a limited company organized under the laws of the British Virgin Islands (“Welldone” or the “Stockholder”). As a result of the share exchange, or the Exchange, the Company acquired all of the issued and outstanding securities of Jolly from Welldone in exchange for 42,000,000 newly-issued shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). Immediately following the Exchange, the Stockholder owned 70% of the 60,000,000 then-issued and outstanding shares of voting capital stock of the Company (as of the date hereof, the Company has 240,000,000 shares issued and outstanding as a result of a 4-for-1 forward stock split of the Common Stock effective on April 14, 2011). As a result of the Exchange, Jolly became a wholly-owned subsidiary of the Company.

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

On April 7, 2011, the Company held a special meeting of its stockholders whereby the stockholders approved, by the requisite number of votes, (a) the proposal to increase the amount of the Company’s Common Stock from 150,000,000 shares to 350,000,000 shares and (b) the proposal to effect a 4-for-1 forward stock split of the Company’s outstanding Common Stock.  The forward stock split became effective on April 14, 2011.

Summary of the Company’s Current Business

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

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.  Our Company website is located at http://www.chinaxinde.cn/

Our Products

General

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

Fuel Injection System Products

Our fuel injection system products are a core component of diesel engines and are used in heavy, medium and light-duty vehicle diesel engines (including those used in mining, agricultural and construction machinery). We were recognized as a leader with respect to the technology of oil pump and fuel injection systems by the China Diesel Industrial Catalog 2007. For example, our DG-T2 digital electronically-controlled oil pump has sold very well since its development four years ago, with over 30,000 sets being sold from June 30, 2010 to June 30, 2011. The product can reduce oil consumption and pollution emissions of diesel engines and has become a new-generation oil supply product for modern diesel engines.

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

The Euro IV Emissions Standard is scheduled to take effect in 2012. Beijing introduced the Euro IV Emissions Standard on January 1, 2008, and thus became the first city in mainland China to adopt this standard. Due the fact that our product has passed all of the applicable professional tests administered by the Chinese National Laboratory, we believe that our integrated electromechanical high-pressure electronically-controlled fuel injection system with common rail will fully meet the Euro III Emissions Standard in China once fully implemented. We hold exclusive intellectual property rights to the technology. We believe that only our electronically-controlled fuel injection systems with common rail can currently meet the Euro III and IV Emission Standards. With extensive implementation of the Euro III Standard in China, we believe that our products will be well positioned. We intend to achieve even higher standards (such as Euro IV and V Emission Standards) through technological up-grading. Furthermore, in light of the fact that the most comparable products used in China are produced by foreign companies such as BOSCH and DENSO, we believe there is no compatible domestic product has been put into production in China.

Diesel Engine Products

Our vehicle diesel engines with electronic protective units feature automatic protection for abnormal situations in the vehicle’s running process, including over-speed protection, low oil pressure protection, high water temperature protection, overload protection and low voltage protection. This can ensure an effective operation of the diesel engine without it being monitored. We have manufactured vehicle diesel engine products in small volume to supply the international market, and our technology has reached internationally advanced levels having achieved ISO9001 qualification. In the near future, we intend to strengthen our marketing and sales efforts in the international market for these products. Our diesel engine products generated 34%, 36% and 51% of the Company’s revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

We are currently devoting significant efforts to develop electronically-controlled non-vehicle diesel engines, including engines with electronic protecting units. Both are small and medium-sized non-vehicle diesel engines (12kW~250kW). Our non-vehicle diesel engine products currently include four-cylinder and six-cylinder engines, with output power ranging from 15kW to 250kW. These products have been widely used to power generators, agricultural machinery and construction machinery. Our product models are as follows:

•   For power generators: K4100D\K4100ZD\R6105ZD\R6113ZLD\HR6126CD

•   For construction machinery: K4100G\K4100G2\R6105G\R4100Y\HR6126G

•   For agricultural machinery: R4105T\R6105K

Due to intense market competition with respect to vehicle diesel engines, some large diesel engine enterprises such as Weichai Power Co., Ltd. and Shanghai Diesel Engine Co., Ltd. focus on producing vehicle diesel engines. We have not been able to identify any leading enterprises that produce non-vehicle diesel engines in China according to our research regarding the national industrial market. Therefore, the Company intends to create such a market through the production of small and medium-sized non-vehicle diesel engines.  In April 2010, the Company launched its new Huaxin “Zhongkang” 6CT/6LT product line which consists of smaller, lighter highly reliable and fuel efficient diesel engines.  Till June 30,2011, over 1,100 generator construction machineries had been produced by the product line and contribute $8,449,259 of the revenue.

Generator Products

Diesel generators have traditionally been in a short supply in China. From 2004 to 2005, diesel generators were out of stock in the Chinese market and remained a scarce commodity as described in China Statistical Yearbook 2005. In China, the annual demand for diesel generators was approximately 800,000 sets according to national industrial market research in 2009. Our Company receives orders for 80,000 sets each year however our production capacity is only about 20,000 sets each year. Therefore, the demand for our generator products greatly exceeds the supply. Our generator products generated 18%, 27% and 3% of the Company’s revenues in the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Furthermore, the net profit of such product can reach approximately 18%, so we believe the profit margin is very attractive. According to an authoritative investigation, China’s power demand has increased by 20% each year however the power supply increased only by 2% each year over the past 5 years quoted from the China industrial Statistical Yearbook. We are therefore optimistic that demand for diesel engines for power generation and engineering construction may see significant growth over the next ten years. Our diesel generator set can meet extensive service requirements and may be used for:

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

Distribution Methods

We have established nationwide marketing and after-sale service networks in China. We have established more than 20 branches throughout China, including branches in Fu’an, Guangzhou, Dongguan, Jiangdu, Chengdu, Chongqing, Kunming, Taiyuan, Shenyang, Changsha and Urumchi. The Company employs agents throughout China, who receive commissions on the amount of products that they help the Company to sell. Agreements with such agents are generally formed during national trade fairs or other types of trade exhibitions. We pay for transportation expenses and the products are generally delivered via road vehicles.

Mobile technicians operate our after-sales network. Each is assigned to a different geographical area.

For the fiscal years ended June 30, 2009, 2010 and 2011, distribution of our products through our 3 largest distributors accounted for approximately 7.4%, 9.4% and 7.5 % of our total annual sales, respectively.

Sources and Availability of Raw Materials from Suppliers

For the fiscal years ended June 30, 2011, we had one supplier accounted slightly over 10% of the Company’s purchases, which was 10.4%, and no single supplier accounted for more than 10% of the Company’s accounts payable in the same time period.  No single supplier accounted for more than 10% of the Company’s purchases and accounts payable for the years ended June 30, 2011.

Key Customers

No single customer accounted for more than 10% of the Company’s total revenue or accounts receivable for the years ended June 30, 2011 and 2010.

Competition and Market Share

The following sections discuss the competitive environment that the Company navigates with respect to its fuel injection system, diesel engine and diesel generator products.

Fuel Injection Systems Market

According to our market research, there are more than 70 companies that produce fuel injection systems in China (with the exception of small enterprises that are specialized in rough manufacturing for the large and medium-sized oil pump and nozzle enterprises). From January to November in 2010, the whole industrial sector manufactured 6,760,000 multi-cylinder injection pumps, to an increase of 15.43%.

In recent years, there were considerable heavy-duty truck overloads in many districts (trucks filled beyond their mandatory capacity limit). In order to maintain the restrictions on overruns and overloads, China’s Ministry of Transport has stressed the importance of strengthening restrictions on overruns and overloads so that greater safety may be achieved. Undoubtedly, such news favors the market of 12~19t which had not been prosperous in the past.

The rural transport markets and urban logistics markets have great demand for light trucks, specifically special light trucks. The light trucks are becoming a popular form of rural transporting because they are environment friendly, have high maneuverability and good safety records. This contributes to the increase in the sales volume of light trucks. In addition, the upgrading of agricultural trucks and an increase in income of farmers may improve the demand for medium-sized trucks. As coal, power and oil industries continue to expand, the demand for heavy and medium-duty trucks is likely to expand. Moreover, China’s heavy-duty trucks have high performance-price ratios, and the prices present an advantage in the global market.

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

According to the Chinese government’s working report regarding its Eleventh Five-Year Plan, the annual demand for single-cylinder diesel engines is about 9,000,000~10,000,000 sets; the annual demand for multi-cylinder diesel engines installed in agricultural vehicles, large and medium-sized tractor and large agricultural machinery is approximately 880,000 ~ 1,100,000 sets; for automobiles, about 2,400,000~2,500,000 sets; large and medium-sized construction machinery, about 500,000 sets; large and medium-power ship and generators, approximately 500,000~700,000 sets. Further, it is expected that the diesel engine market will remain at a growth rate of ten percent (10%) during the Twelfth Five-Year Plan.

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

Agricultural Machinery

According a report from http://www.cnki.com.cn , the total demand for large and medium-sized tractors continued to rise in 2011.In the first half year of 2011, the accumulated production value of tractors has reached 130 billion RMB, which increased by 20% from the same period in the previous year. The combustion engine market grew in coordination with agricultural, livestock, processing, transporting and construction machinery.

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

In addition, the farmers’ purchasing power has increased during recent years. With an increase in farmers’ incomes and purchasing power, a tide of renewing agricultural machinery emerged in many districts.

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

Railway Construction

There was an investment of RMB200 billion into the Beijing-Shanghai High-speed Railway in 2008, the basic construction of which was completed in July 2010. In addition, twelve more railways, including the Beijing-Shijiazhuang, Shijiazhuang-Wuhan and Tianjin-Qinhuangdao railways, began construction, one after another starting in 2009, covering total miles of 4,100km. Tracks are now being laid for special passenger transportation lines including Wuhan-Guangzhou, Shijiazhuang-Taiyuan, Yichang-Wanzhou, Ningbo-Taizhou-Wenzhou, Wenzhou-Xiamen, Qingdao-Jinan which travel at speeds of 300km/h and above. The tracking mileage for these trains will reach 13,000km.

China’s total railway mileage has increased from 78,000km in 2008 to over 90,000km in 2010. Special passenger lines with speeds exceeding 200km/h are 7,000km long and total constructed passenger lines have reached 9,700km.

Rural Road Construction

With respect to rural road construction, during the Eleventh Five-Year Plan, the Ministry of Transport will carry out a construction project worth RMB100 billion to rebuild more than 500,000km asphalt roads. The government will also invest RMB40 billion to implement a project that will result in roads being built in all suitable towns and villages. It is estimated that in the following five years, the mileage of roads built in rural areas will reach 810,000km, including approximately 200,000km in eastern China, about 500,000km in central China and about 110,000km in western China (excluding village to village roads).

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

During the Eleventh Five-Year Plan, RMB800 billion will be invested in water conservation and hydroelectricity construction, in which construction equipment procurement will account for 30% of total investment. Generally, the construction period of large-scale water conservation is about 6~7 years, the long term plan makes it less affected by macroscopic economic adjustments.

Civil and Urbanization Construction

In order to resolve the traffic problem which exists in developed cities, urban track construction (subway and light track) is becoming a hot bed of civil construction. Until 2011, many second-tier cities, such as Chongqing, Zhengzhou and Wuhan, have initiated track construction projects.

In 2010, the World Exposition was held in Shanghai where significant civil construction took place. For Expo Shanghai 2010, the total floor area of exhibition halls reached 800,000m2, and RMB10 billion was  invested, plus RMB20 billion invested in site development. The total investment in Expo Shanghai 2010 reached RMB30 billion.

Petrochemical Projects

According to China’s national planning, China will construct 30 sets of ethane projects (1 million t/a) and 30 sets of oil refining projects (10 million t/a) in the next ten years. In addition, as a result of a shortage in oil, the central government is providing support to the coal chemical industry. Currently, there are fewer than ten sets of ethane production units each with 1 million t/a production capacity in China. There will be two sets of production units constructed each year in the future. Similarly, there are only about ten sets of oil refining units each with 10 million t/a production capacity in China, and in the following several years, there will be two sets of production units constructed each year. We believe that the construction machinery used in such construction projects is an ample market for our products.

As a result of the national economy and the foreign economic environment, the industry of construction machinery has experienced rapid development. According to an estimate made by China Construction Machinery Association, the sales revenue of construction machinery in the first half year of 2011 have increased41.42%from the same period in the previous year .

From the above data, the demand for diesel engines installed in construction machinery has been increasing and will likely continue to increase for the next three to five years.

Diesel Generator Market

In China, a series of factors, including (1) the policy for stimulating domestic demand, (2) accelerating development in Central and Northern China, (3) promoting urbanization, (4) reconstruction after national disasters and (5) the upgrading of railways and power grids will likely result in an increase in investment in China which in turn will undoubtedly promote the development of the equipment industry. According to the China Machinery Industry Association’s report, in China, the demand for diesel generators will increase by 20% each year, and the annual market demand should be 2,000,000 sets. Demand for power increases by 20% every year, but power supply increases only by 2%. As a result, diesel engines for power generation and construction could be prevalent in the next 10 years.

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

Employees

As of June 30, 2011, the Company had 580 full-time employees and 800 total employees.

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

The Company also holds the rights to the website address located at http://www.chinaxinde.cn/

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

ITEM 2. PROPERTIES

Under Chinese law, all land in China is owned by the State or rural collective economic organizations. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of fifty years. This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

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

           As of June 30, 2011, the legal title to five of the Company’s motor vehicles and two office buildings were registered in the names of management members of the Company. On October 27, 2009, legal title to one of the motor vehicles was transferred to the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of December 2011. Also, as of June 30, 2011, two land use rights were registered in the names of two management members of the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of 2011.

ITEM 3. LEGAL PROCEEDINGS.

In the normal course of business, we are named as the defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of the June 30, 2011, there was no pending or outstanding material litigation with the Company.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “WTFS.OB”.

On April 7, 2011, the Company held a special meeting of its stockholders whereby the stockholders approved, by the requisite number of votes, (a) the proposal to increase the amount of the Company’s Common Stock from 150,000,000 shares to 350,000,000 shares and (b) the proposal to effect a 4-for-1 forward stock split of the Company’s outstanding Common Stock.  The forward stock split became effective on April 14, 2011.  As of September 27, 2011, we had 240,000,000 common shares outstanding.

Set forth below is a table showing the high and low closing bids for the periods indicated from which information is available as provided to us from Pink Sheets, LLC (figures below have been adjusted for the 4-for-1 forward stock split):

	High ($)	Low ($)
Year Ended June 30, 2011
April 14, 2011 - June 30, 2011 (post 4-for-1 forward stock split)	0.19	0.02
April 1, 2011 – April 13, 2011 (pre 4-for-1 forward stock split)	0.54	0.38
January 3, 2011 - March 31, 2011	1.23	0.54
October 1, 2010 – December 31, 2010	1.28	1.06
July 1, 2010 – September 30, 2010	1.29	1.01

Year Ended June 30, 2010
April 1, 2010 - June 30, 2010	1.04	1.01
January 4, 2010 - March 31, 2010	1.05	0.88
October 1, 2009 – December 31, 2009	0.81	0.01
July 1, 2009 – September 30, 2009	None	None

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

Dividends payable relating to dividends declared prior to July 1, 2009 were $92,072 at June 30, 2009 and $3,990,235 at June 30, 2008.  The Company had settled these dividends at 2009 and 2010 respectively.

Holders of Common Equity

As of September 27, 2011, we have issued 240,000,000 shares of our Common Stock to 43 holders of record.

See also the “Security Ownership of Certain Beneficial Owners and Management” below for a table setting forth (a) each person known by us to be the beneficial owner of 5% or more of our Common Stock and (b) all directors and officers individually and all directors and officers as a group as of the date of this Report.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date of this Report, we have no compensation plans (including individual compensation arrangements) under which the Company’s equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2011, there were no issuances or sales of any of the Company’s unregistered securities, with the exception of the shares of Common Stock issued pursuant to the Exchange on December 28, 2009.  We have never utilized an underwriter for an offering of our securities.

DESCRIPTION OF SECURITIES

As of the date of this Report, our authorized capital stock currently consists of 350,000,000 shares of Common Stock, par value $0.001 per share, of which there are 240,000,000 issued and outstanding and 10,000,000 shares of preferred stock, par value $0.001 per share, of which there are zero (0) shares issued or outstanding. The following statements set forth the material terms of our capital stock; however, reference is made to the more detailed provisions of, and these statements are qualified in their entirety by reference to, the Company’s Articles of Incorporation and Bylaws, copies of which are referenced as Exhibits herein, and the provisions of Nevada General Corporation Law. There are no provisions in the Company’s Articles of Incorporation or Bylaws that would delay, defer or prevent a change in our control.

Common Stock

As of the date of this Report, we had 240,000,000 shares of Common Stock outstanding. Except as otherwise required by applicable law and subject to the preferential rights of the any outstanding preferred stock, all voting rights are vested in and exercised by the holders of Common Stock with each share of Common Stock being entitled to one vote. In the event of liquidation, holders of Common Stock are entitled to share ratably in the distribution of assets remaining after payment of liabilities, if any. Holders of Common Stock have no cumulative voting rights. Holders of Common Stock have no preemptive or other rights to subscribe for shares. Holders of Common Stock are entitled to such dividends as may be declared by the Board out of funds legally available therefor.

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

Transfer Agent

Action Stock Transfer Corp., 7069 South Highland Dr., Suite 300, Salt Lake City, Utah 84121, telephone (801) 274-1088, fax (801) 271-1099, currently serves as the transfer agent and registrar for the Company.

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of June 30, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$4,485,186	$4,485,186	$-	$-
Long-term notes payable	$221,667	$-	$221,667	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at June 30, 2011.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the years ended June 30, 2011 and 2010, warranty expense was $406,772 and $640,404, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

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

	June 30, 2011	June 30, 2011
Year end RMB : US$ exchange rate	6.4635	6.8086
Year average RMB : US$ exchange rate	6.6278	6.8267

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the years ended June 30, 2011 and 2010.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material adverse effect on the consolidated financial statements.

Results of Operations for the Year Ended June 30, 2011 as Compared to the Year Ended June 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the years ended June 30, 2011 and 2010:

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	141,686,826	100%	123,305,388	100%	18,381,438	15%

COST OF GOODS SOLD	(112,126,036)	(79)%	(108,438,204)	(88)%	(3,687,832)	3%
GROSS PROFIT	29,560,790	21%	14,867,184	12%	14,693,606	99%

Selling and marketing	(2,950,077)	(2)%	(2,813,270)	(2)%	(136,807)	5%
General and administrative	(2,565,280)	(2)%	(2,303,965)	(2)%	(261,315)	11%
Bad debt recoveries	710,330	0.5%	-	-	710,330	-
INCOME FROM OPERATIONS	24,755,763	17.5%	9,749,949	8%	15,005,814	154%

Interest expense, net	(439,991)	(0.3)%	(345,172)	(0.3)%	(94,819)	27%
Other income (expense), net	204,422	0.1%	(15,020)	-	219,442	(1461)%
Refunded value added tax	3,305,512	2.3%	12,085,158	9.8%	(8,779,646)	(73)%

INCOME FROM OPERATIONS BEFORE INCOME TAXES	27,825,706	19.6%	21,474,915	17.5%	6,350,791	30%
INCOME TAXES	(5,343,329)	(3.7)%	(1,560,419)	(1.3)%	(3,782,910)	242%

NET INCOME	22,482,377	15.9%	19,914,496	16.2%	2,567,881	13%

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,513,972	2%	226,719	0.1%	3,287,253	1450%

COMPREHENSIVE INCOME	25,996,349	18%	20,141,215	16%	5,855,134	29%

Revenues

Our revenues are derived from the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the years indicated:

	For the Years Ended June 30,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electricity pumps	14,164,854	10%	7,576,060	6%	6,588,794	87%
Multi-cylinder pumps	39,745,570	28%	26,310,440	21%	13,435,130	51%
Single-cylinder pumps	2,838,881	2%	1,867,004	1.5%	971,877	52%
Fuel muzzle	8,237,534	6%	5,603,823	4.5%	2,633,711	47%
Parts	1,245,844	1%	626,265	1%	619,579	99%
Diesel engines	48,087,706	34%	44,160,042	36%	3,927,664	9%
Generator sets	24,946,865	18%	33,205,321	27%	(8,258,456)	(25)%
Accessories	2,458,178	1%	3,983,636	3%	(1,525,458)	(38)%
Less: sales tax	(38,606)	-	(27,203)	-	(11,403)	42%
Total	141,686,826	100%	123,305,388	100%	18,381,438	15%

Our revenues increased by 15%, or $18,381,438, to $141,686,826 for the year ended June 30, 2011 from $123,305,388 for the year ended June 30, 2010. This increase was primarily attributable to an increase in sales of multi-cylinder pumps, which increased by 51% and accounted for 28% of the Company’s total revenues in 2011, and an increase in revenues of electricity pumps by 87% to $14,164,854 for the year ended June 30, 2011 from $7,576,060 for the year ended June 30, 2010, which was partially offset by the decrease in the sales of generator sets by $8,258,456 which accounted for 27% of our total revenues for the year ended June 30, 2011. The main reason for this increase was attributable to the fact that high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC. The Company has adjusted its product structure to introduce more products with greater engine power to accommodate this new trend.

Cost of Revenues

The principal components of our cost of goods sold are the cost of product sales, which is mainly affected by the cost of direct material and salaries. Our cost of goods sold increased in line with the growth of our revenues in 2011.  The following table sets forth a breakdown of our cost of goods sold by product for the years indicated:

	For the Years Ended June 30,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electricity pumps	9,974,906	7%	5,744,147	5%	4,230,759	74%
Multi-cylinder pumps	26,544,209	19%	19,960,447	16%	6,583,762	33%
Single-cylinder pumps	2,251,284	1%	1,822,754	2%	428,530	24%
Fuel muzzle	6,957,490	5%	5,285,468	5%	1,672,022	32%
Parts	1,109,276	1%	591,004	-	518,272	88%
Diesel engines	42,544,860	30%	41,167,595	33%	1,377,265	3%
Generator sets	20,481,289	14%	29,923,875	24%	(9,442,586)	(32)%
Accessories	2,262,722	2%	3,942,914	3%	(1,680,192)	(43)%
Total	112,126,036	79%	108,438,204	88%	3,687,832	3%

Our cost of goods sold increased by 3%, or $3,687,833, to $112,126,037 for the year ended June 30, 2011 from $108,438,204 for the year ended June 30, 2010. This increase was primarily in line with the increase in our revenues during the same period and consistent with the continuous expansion of our business.  The cost for electricity pumps attributable to our total cost of goods sold increased by 74%, or $4,230,759, to $9,974,906 for the year ended June 30, 2011 from $5,744,147 for the year ended June 30, 2010. We believe our cost of goods sold will continue to increase as we expand our production lines.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the years indicated:

	For the Years Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Gross Profit and Gross Margin:
Electricity pumps	4,189,948	3%	1,831,913	2%	2,358,035	129%
Multi-cylinder pumps	13,201,361	9.3%	6,349,993	5%	6,851,368	108%
Single-cylinder pumps	587,596	0.4%	44,250	-	543,346	1228%
Fuel muzzle	1,280,044	1%	318,355	-	961,689	302%
Parts	136,569	0%	35,261	-	101,308	287%
Diesel engines	5,542,846	4%	2,992,447	2%	2,550,399	85%
Generator sets	4,465,576	3.2%	3,281,446	3%	1,184,130	36%
Accessory	195,456	0.1%	40,722	-	154,734	380%
Less: sales tax	(38,606)	-	(27,203)	-	(11,403)	42%
Total	29,560,790	21%	14,867,184	12%	14,693,606	99%

Our gross profit increased by 99%, or $14,693,606, to $29,560,790 for the year ended June 30, 2011 from $14,867,184 for the year ended June 30, 2010.  This increase is primarily attributable to the increase in sales of our electric pumps, multi-cylinder pumps, diesel engines and generator sets, which resulted from the Company’s efforts to adjust its product mix by introducing more products with higher gross margins (such as generator sets with more power) and to reduce the production and sales of older style products having lower gross margins since July 2010. Additionally, the Company raised the price of certain popular products of electric pumps and multi-cylinder pumps in 2011.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commissions, after-sales services, payroll, travel costs and freight fees. The table below sets forth a breakdown of our selling and marketing expenses for the years indicated:

	For the Years Ended June 30,
	2011		2010
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Sales commission	1,441,646	49%	1,476,971	52%	(35,325)	(2)%
After-sales service	537,589	18%	640,404	23%	(102,815)	(16)%
Payroll	296,083	10%	272,473	10%	23,610	9%
Trip and travelling	106,938	4%	160,429	6%	(53,491)	(33)%
Freight fee	538,636	18%	159,597	6%	379,039	237%
Others	29,185	1%	103,396	3%	(74,211)	(72)%
Total	2,950,077	100%	2,813,270	100%	136,807	5%

Our selling and marketing expenses remained stable as 2% of our revenues in the two-year period ended June 30, 2011.  Selling and marketing expenses increased by 5%, or $136,807, to $2,950,077 for the year ended June 30, 2011 from $2,813,270 for the year ended June 30, 2010. This increase was primarily attributable to an increase in freight as a result of our improved sales performance as well as an increase in the payroll for newly-hired employees as a result of the expansion of our business.

We believe such expenses will continue to increase as we expand our sales network and build our operations in additional regional markets in China, and we expect such expenses will remain stable as a percentage of revenues in the near future.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provisions, bonuses, consulting fees, payroll, legal consulting fees, entertainment fees, office general expenses, labor insurance fees, business travel fees, deprecation, transportation fees, land usage taxes, welfare fees and land use rights amortization. The table below sets forth a breakdown of our general and administrative expenses for the years indicated:

	For the Years Ended June 30,
	2011		2010
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Payroll	348,739	14%	249,311	11%	99,428	40%
Financial Consulting	455,971	18%	440,245	19%	15,726	4%
Vehicle expenses	55,678	2%	78,843	3.4%	(23,166)	(29)%
Entertainment fees	97,552	4%	72,544	3%	25,008	34%
Office expenses	87,901	3%	63,250	3%	24,651	39%
Depreciation & Amortization	81,767	3%	70,605	3%	11,162	16%
Insurance fees	70,843	3%	63,736	3%	7,107	11%
Trip and traveling	35,289	1%	49,226	2.1%	(13,937)	(28)%
Communication fees	23,070	1%	16,744	1%	6,326	38%
Tax fees	60,609	2%	23,782	1%	36,827	155%
Bonuses	528,079	21%	461,425	20%	66,654	14%
Maintenance fees	14,676	1%	4,317	-	10,359	240%
Others	34,909	1%	76,469	3%	(41,560)	(54)%
Bad debts for accounts receivable	670,197	26%	633,468	27.5%	36,729	6%
Total	2,565,280	100%	2,303,965	100%	261,315	11%

Our general and administrative expenses increased by 11%, or $261,315, to $2,565,280 for the year ended June 30, 2011 from $2,303,965 for the year ended June 30, 2010, which was primarily attributable to our expanding operations, hiring of additional staff to support our growth and retention of legal and accounting services in connection with the public listing of our stock in the U.S. Our general and administrative expenses were approximately 2% of revenues, which remained the same from the year ended June 30, 2010. Bad debt provision, bonuses for the senior and high level management, consulting fees and payroll are four major contributors for the increase in general and administrative expenses of the Company in 2011.

We believe such expenses will continue to increase as our business expands. We will also incur additional costs to meet the requirements of being a public company in the U.S., such as hiring additional staff with experience in U.S. GAAP and SEC reporting requirements and developing internal audit and disclosure control and compliance functions.

Income from Operations

As a result of the foregoing, our income from operations increased by 154%, or $15,005,814, to $24,755,763 for the year ended June 30, 2011 from $9,749,949 for the year ended June 30, 2010.

Interest Expense, Net

Our financing costs include primarily interest paid on short-term loans and miscellaneous bank charges.  The table below sets forth a breakdown of our interest expense for the periods indicated:

	For the Years Ended June 30,
	2011		2010
	Amount	% of Total	Amount	% of Total	Change in Amount	Change in %
	$		$		$
Interest income	(65,162)	(15)%	(40,524)	(11.8)%	(24,638)	61%
Interest expense	484,840	110.2%	375,124	109%	109,716	29%
Bank charges	21,583	5%	9,375	2.7%	12,208	130%
Exchange loss	(1,527)	(0.3)%	(358)	-	(1,169)	326%
Others	257	0.1%	1,555	0.5%	(1,298)	(84)%
Total	439,991	100%	345,172	100%	94,819	27%

For the two years ended June 30, 2011 and 2010, interest expense, net amounted to $439,991 and $345,172 and represented 0.1% and 0.3% of our revenues, respectively. The increase was primarily attributable to the increase in interest expense as a result of the increase in the interest rate by the central bank of China in 2011.

Other Income, Net

Other income primarily includes rental income as well as penalty payments tendered by the Company’s customers due to contract breaches. Other expenses primarily includes subsidies for retiring employees, penalties and losses on settlement of account receivable and account payable for fixed assets and inventories.

Other income was $204,422 for the year ended June 30, 2011 compared to other expenses of $15,020 for the year ended June 30, 2010. This was primarily due to an increase of $165,638 from the forfeiture of customer deposits and forgiveness of accounts payable.

Refunded Value Added Tax

To honor the Company’s continuous contribution to the local economy and its achievement of becoming a U.S. public reporting company, the local tax bureau exempted the Company’s output VAT payable, resulting in income of $3,305,512 and $12,085,158 for the years ended June 30, 2011 and 2010 respectively, which was reflected in the accompanying consolidated statements of income and comprehensive income as refunded value added tax for the years then ended.

Income Tax Expense

Our income tax expense increased by 242%, or $3,782,910, to $5,343,329 for the year ended June 30, 2011 from $1,560,419 for the year ended June 30, 2010. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan, Jinma and Huaxin is 25%.  However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company in 2011 increased to 19% from 7.3% in 2010, which is mainly attributable to the change of the CIT computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach by applying the CIT rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income increased by 13%, or $2,567,881, to $22,482,377 for the year ended June 30, 2011 from $ 19,914,496 for the year ended June 30, 2010.

Net margin is a profitability ratio which is calculated by net income divided revenue. Our net margin remained at 16% from 2010, which was mainly attributable to the product mix adjustment and good performance of sales revenues

Liquidity and Capital Resources

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Years Ended June 30
	2011	2010
	$	$

Net cash provided by operating activities	5,359,044	3,501,436
Net cash used in by investing activities	(6,708,885)	(708,320)
Net cash (used in) provided by financing activities	(183,669)	447,723
Net (decrease) increase in cash and cash equivalents	(1,533,510)	3,240,839
Effect of exchange rate changes on cash	2,426,657	30,945
Cash and cash equivalents at beginning of year	3,399,360	127,576
Cash and cash equivalents at end of year	4,292,507	3,399,360

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

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted for bad debt expense, depreciation and amortization, deferred income taxes, refunded value added tax, bad debt recoveries, and changes in operating assets and liabilities such as accounts receivable, prepayments, deposits and other receivables, due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash provided by operating activities was $5,359,044 for the year ended June 30, 2011, which is primarily attributable to our net income of $22,482,377, adjusted by an increase in deferred taxes of $977,386, an increase in provision for doubtful accounts of $670,197, an increased in value added tax payable of $22,704,823, an increase in taxes payable of $4,733,334, and an increase of accounts payable $1,830,931, offset by a decrease in refunded value added tax of $3,305,512 , an increase in accounts receivable of $37,313,250, and an increase in inventories of $4,845,883.

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

Net cash used in investing activities was $6,708,885 for the year ended June 30, 2011, which is primarily attributable to repayment of notes receivable of $89,813,567, offset by issuances of notes receivable of $96,203,852.

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

Net cash used in financing activities was $183,669 for the year ended June 30, 2011, which is primarily attributable to proceeds from notes payable of $3,386,962 and proceeds from short-term loans of $2,564,954, offset by repayments of notes payable of $3,164,745 and repayments of short-term loans of $2,957,241.

Net cash provided by financing activities was $447,723 for the year ended June 30, 2010, which is primarily attributable to an increase in proceeds from short-term loans of $4,042,961 and an increase in proceeds from notes payable of $2,760,094, offset by decrease in repayments of short-term loans of $3,937,492 and decrease in repayments of notes payable of $2,188,697.

Working Capital

Our working capital increased by $24,712,231 to $75,447,911 as at June 30, 2011, as compared to $50,735,680 as at June 30, 2010. The increase in working capital as at June 30, 2011 was mainly attributable to an increase in our accounts receivable of $37,312,029, increase in inventories of $4,845,882 and an increase in notes receivable of $6,586,262, offset by an increase in accounts payable of $1,725,539, an increase in income tax payable of $4,733,334 and an increase in value added tax payable of $19,399,310.

The Company received written authorization from the local Chinese government to extend the payment of its current income tax and its current VAT payable due of approximately $9.7 million and $26 million as of June 30, 2011, respectively, in anticipation of additional future exemptions from the local tax bureau.  If no significant exemption of tax is granted by the local tax bureau, the Company needs to raise further capital adequate enough to pay for the income tax and VAT tax.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of June 30, 2011, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A.   QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8.     FINANCIAL STATEMENTS

Reference is made to the “F” pages herein comprising a portion of this Report.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

JUNE 30, 2011 AND 2010

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONTENTS

PAGES	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGES	F-2-F-3	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 AND 2010

PAGES	F-4	CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGES	F-5	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGES	F-6-F-7	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

PAGES	F-8-F-28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Shareholders of:
Xinde Technology Company

We have audited the accompanying consolidated balance sheets of Xinde Technology Company and Subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xinde Technology Company and Subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Weinberg & Company, P.A.

Boca Raton, Florida
September 26, 2011

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	June 30,
	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$4,292,507	$3,399,360
Accounts receivable, net of allowance for doubtful accounts of $794,850 and $793,630 at June 30, 2011 and June 30, 2010, respectively	97,785,036	60,473,007
Inventories	10,430,199	5,584,317
Notes receivable, including bank acceptance notes	7,214,395	628,133
Prepayments for goods	5,710,029	3,822,120
Prepaid expenses and other receivables	40,362	26,404
Due from employees	39,206	131,400
Deferred taxes	-	47,448
Total Current Assets	125,511,734	74,112,189

LONG-TERM ASSETS
Plant and equipment, net	3,081,362	3,043,955
Land use rights, net	925,240	948,504
Construction in progress	889,839	685,222
Deposit for land use right	1,326,605	373,821
Deferred taxes	136,992	129,049
Total Long-Term Assets	6,360,038	5,180,551

TOTAL ASSETS	$131,871,772	$79,292,740

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30,	June 30,
	2011	2010
CURRENT LIABILITIES
Accounts payable	$6,576,118	$4,850,579
Short-term bank loans	2,630,154	2,878,712
Customer deposits	219,819	497,206
Notes payable, including related parties	1,313,909	934,057
Current portion of long-term notes payable to related parties	90,864	80,930
Income tax payable	9,723,497	4,990,163
Other payables	1,199,764	1,041,766
Value added tax payable	26,331,151	6,931,841
Due to employees	78,953	98,550
Due to related parties	132,599	413,136
Accrued expenses	829,115	659,569
Deferred taxes	937,880	-
Total Current Liabilities	50,063,823	23,376,509

LONG-TERM LIABILITIES
Notes payable to related parties	221,667	326,298
Total Long-Term Liabilities	221,667	326,298

TOTAL LIABILITIES	50,285,490	23,702,807

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 350,000,000 shares authorized; 240,000,000 shares issued and outstanding at June 30, 2011 and June 30, 2010	240,000	240,000
Additional paid-in capital	892,334	892,334
Retained earnings (the restricted portion is $204,069 at June 30, 2011 and June 30, 2010)	72,613,580	50,131,203
Accumulated other comprehensive income	7,840,368	4,326,396
TOTAL SHAREHOLDERS’ EQUITY	81,586,282	55,589,933

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,871,772	$79,292,740

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME

	Years Ended
	June 30, 2011	June 30, 2010

REVENUES, NET	$141,686,826	$123,305,388

COST OF GOODS SOLD	(112,126,036)	(108,438,204)
GROSS PROFIT	29,560,790	14,867,184

Selling and marketing	(2,950,077)	(2,813,270)
General and administrative	(2,565,280)	(2,303,965)
Bad debt recoveries	710,330	-
INCOME FROM OPERATIONS	24,755,763	9,749,949

Interest expense, net	(439,991)	(345,172)
Other income (expense), net	204,422	(15,020)
Refunded value added tax	3,305,512	12,085,158

INCOME BEFORE INCOME TAXES	27,825,706	21,474,915

INCOME TAXES	(5,343,329)	(1,560,419)

NET INCOME	22,482,377	19,914,496

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,513,972	226,719

COMPREHENSIVE INCOME	$25,996,349	$20,141,215

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	240,000,000	240,000,000

NET INCOME PER SHARE, BASIC AND DILUTED	$0.10	$0.08

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total

BALANCE AT JUNE 30, 2009	168,000,000	$168,000	$929,432	$30,216,707	$4,099,677	$35,413,816

Recapitalization	72,000,000	72,000	(37,098)	-	-	34,902

Foreign currency translation gain	-	-	-	-	226,719	226,719

Net income	-	-	-	19,914,496	-	19,914,496
BALANCE AT JUNE 30, 2010	240,000,000	$240,000	$892,334	$50,131,203	$4,326,396	$55,589,933

Foreign currency translation gain	-	-	-	-	3,513,972	3,513,972

Net income	-	-	-	22,482,377	-	22,482,377
BALANCE AT JUNE 30, 2010	240,000,000	$240,000	$892,334	$72,613,580	$7,840,368	$81,586,282

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,482,377	$19,914,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,625	261,094
Provision for doubtful accounts	670,197	633,468
Refunded value added tax	(3,305,512)	-
Bad debt recoveries	(710,330)	-
Deferred taxes	977,386	(990)
Forfeiture of customer deposits and forgiveness of accounts payable	(165,638)	-
Net (gain) loss on settlement of accounts payable for fixed assets	(7,700)	15,112

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	(37,313,250)	(23,432,456)
Inventories	(4,845,883)	2,266,816
Prepayments for goods	(1,887,909)	(3,447,737)
Prepaid expenses and other receivables	(13,959)	4,032
Due from employees	92,193	(27,530)
Due from related parties	-	14,584

Increase (Decrease) In:
Accounts payable	1,830,931	(334,436)
Value added tax payable	22,704,823	6,842,229
Other payables	157,999	(394,335)
Taxes payable	4,733,334	1,565,318
Customer deposits	(202,054)	183,759
Due to employees	(19,597)	(518,169)
Due to related parties	(280,537)	(385,745)
Accrued expenses	169,548	341,926
Net cash provided by operating activities	5,359,044	3,501,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(154,733)	(162,358)
Purchases of construction in progress	(163,867)	(684,782)
Reverse merger, net of cash acquired	-	2,109
Repayment of notes receivable	89,813,567	136,711
Issuances of notes receivable	(96,203,852)	-
Net cash used in investing activities	(6,708,885)	(708,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,564,954	4,042,961
Repayments of short-term loans	(2,957,241)	(3,937,492)
Proceeds from notes payable	3,386,962	(2,188,697)
Repayments of notes payable	(3,164,745)	2,760,094
Repayments of long-term debt	(13,599)	(137,071)
Dividend paid	-	(92,072)
Net cash (used in) provided by financing activities	$(183,669)	$447,723

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended,
	June 30, 2011	June 30, 2010

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(1,533,510)	$3,240,839
Effect of exchange rate changes on cash	2,426,657	30,945
Cash and cash equivalents at beginning of year	3,399,360	127,576
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,292,507	3,399,360

SUPPLEMENTARY CASH FLOW INFORMATION:
Income taxes paid	$13,863	$17,523
Interest paid	$185,982	$351,218

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the year ended June 30, 2011, accounts payable with an aggregate carrying amount of $15,088 was settled by two fixed assets with a combined fair value of $7,388, resulting in a gain of $7,700.

2. During the year ended June 30, 2011, customer deposits with a carrying amount of $75,333 were forfeited and accounts payable of $90,305 were forgiven, resulting in an aggregate gain of $165,638.

See accompanying notes to the consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

On April 14, 2011, the Company (i) effected a 4-for-1 forward stock split of the Company's common stock; (ii) increased the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. As a result, all the amounts in the accompanying consolidated financial statements have been restated to give effect to the 4-for-1 forward stock split.

Details of the Company as of June 30, 2011 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationship	Principal Activities

Jolly Promise Ltd. (“JPL”)	British Virgin Island July 2, 2008	Wholly-owned subsidiary of Xinde	Investment holding company

H.K. Sindhi Fuel Injection Co., Ltd (“HKSIND”)	Hong Kong, PRC, June 7, 2004	Wholly-owned subsidiary of JPL	Investment holding company

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – USE OF ESTIMATES

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of June 30, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Bank acceptance notes	$4,485,186	$4,485,186	$-	$-
Long-term notes payable	$221,667	-	$221,667	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at June 30, 2011.

(c)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the year ended June 30, 2011.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar products on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales are recognized. For the years ended June 30, 2011 and 2010, warranty expense was $406,772 and $640,404, respectively, and is included in cost of goods sold in the accompanying consolidated statements of income and comprehensive income.

(k)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the years ended June 30, 2011 and 2010 is $101,955 and $28,411, respectively. The retirement benefits expenses are included in cost of sales, selling expenses, and general and administrative expenses.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	June 30, 2011	June 30, 2010

Year end RMB : US$ exchange rate	6.4635	6.8086
Year average RMB : US$ exchange rate	6.6278	6.8267

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the years ended June 30, 2011 and 2010.

(o)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the years ended June 30, 2011 and 2010.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recent Accounting Pronouncements

There are no new accounting pronouncements that have not been adopted by the Company that would have a material effect on the consolidated financial statements.

NOTE 4 – CONCENTRATIONS

(a)   Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Year Ended June 30,		Accounts Receivable
Major Customers	2011	2010	June 30, 2011	June 30, 2010

Company A	3.5%	2.0%	3.0%	2.7%
Company B	3.5%	1.9%	3.3%	2.7%
Company C	3.1%	2.1%	2.8%	2.7%
Company D	3.2%	2.2%	3.2%	2.8%

(b)    Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Year Ended June 30,		Accounts Payable
Major Suppliers	2011	2010	June 30, 2011	June 30, 2010

Company F	10.4%	7.0%	0.2%	1.4%
Company G	5.3%	4.2%	-	1.1%
Company H	4.6%	0.0%	-	0.0%
Company I	4.5%	6.7%	-	0.5%

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2011	June 30, 2010
Raw materials	$7,503,324	$2,798,967
Work-in-progress	1,325,905	889,937
Finished goods	1,600,970	1,895,413
Total inventories	$10,430,199	$5,584,317

NOTE 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

	June 30, 2011	June 30, 2010
Notes receivable from unrelated individuals:
Due December 13, 2011, interest at 12% per annum	$1,547,149	$-
Due December 13, 2011, interest free	9,283	-
Due December 24, 2011, interest at 10% per annum	25,741	-
Due December 24, 2011, interest free	2,661	-
Due January 10, 2012, interest free	61,370	-
Due January 10, 2012, interest at 12% per annum	1,083,005	-
Due December 24, 2010, interest at 10% per annum	-	2,857
Due December 24, 2010, interest at 10% per annum	-	22,031
Due May 16, 2011, interest at 6% per annum	-	114,560
Subtotal	$2,729,209	$139,448

Bank acceptance notes (aggregated by month of maturity):
Due December, 2010 (Settled on its due date)	-	29,375
Due October, 2010 (Settled on its due date)	-	29,375
Due November, 2010 (Settled on its due date)	-	205,220
Due December, 2010 (Settled on its due date)	-	224,715
Due July, 2011 (Settled on its due date)	1,547	-
Due August, 2011 (Settled on its due date)	77,357	-
Due September, 2011 (Settled on its due date)	416,476	-
Due October 2011	909,254	-
Due November 2011	1,724,762	-
Due December 2011	1,355,790	-
Subtotal	4,485,186	488,685
Total	$7,214,395	$628,133

Notes receivable from unrelated individuals are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 7 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		June 30, 2011	June 30, 2010

Jin Xin	(a)	$373	$-
Liu Dianjun	(b)	53,154	342,994
Li Zengshan	(c)	79,072	23,612
Zhang Qixiu	(d)	-	32,312
Jin Wei	(e)	-	14,218
Total due to related parties		$132,599	$413,136

(II)	Due From Employees

		June 30, 2011	June 30, 2010

Current		$39,206	$131,400
Total due from employees	(f)	$39,206	$131,400

(III)	Due To Employees

		June 30, 2011	June 30, 2010

Current		$78,953	$98,550
Total due to employees	(g)	$78,953	$98,550

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 7 – DUE FROM/TO RELATED PARTIES (CONTINUED)

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

NOTE 8 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	June 30, 2011	June 30, 2010

Cost of land use rights	$1,087,939	$1,087,939
Less: Accumulated amortization	(162,699)	(139,435)
Land use rights, net	$925,240	$948,504

Amortization expense for the years ended June 30, 2011 and 2010 was $23,265 and $22,587, respectively.

Amortization expense for the next five years and thereafter is as follows:

2011	$23,856
2012	23,856
2013	23,856
2014	23,856
2015	23,856
Thereafter	805,960
Total	$925,240

Two land use rights with an aggregate net book value of $52,995 and $51,880 at June 30, 2011 and 2010, respectively, were registered in the names of two members of management of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of December, 2011. One of the land use rights has been pledged as collateral for bank loans borrowed by Li Zengshan (shareholder and officer of the Company) in the amount of $334,071. Also see Note 14.

At June 30, 2011 and 2010, the net book value of land use rights pledged as collateral for short-term bank loans was $26,497 and $514,662, respectively. Also see Note 10.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 9 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2011	June 30, 2010

Buildings	$2,970,474	$2,818,371
Machinery and equipment	1,176,778	1,082,065
Office equipment	60,458	50,299
Motor vehicles	553,238	430,981
	4,760,948	4,381,716
Less : Accumulated depreciation
Buildings	(551,032)	(429,115)
Machinery and equipment	(759,902)	(611,728)
Office equipment	(43,336)	(35,789)
Motor vehicles	(325,316)	(261,129)
	(1,679,586)	(1,337,761)
Plant and equipment, net	$3,081,362	$3,043,955

Depreciation expense for the years ended June 30, 2011 and 2010 was $269,360 and $238,507, respectively.

At June 30, 2011, the legal title to five motor vehicles and two office buildings with a total net book value of $70,501 and $642,265 were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of December 2011.

One office building was pledged as collateral for bank loans borrowed by Li Zengshan (a shareholder and officer of the Company) in the amount of $334,071. Also see Note 14.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,078,626 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of December, 2011.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30, 2011	June 30, 2010
Rural Credit Cooperative:

Monthly interest only payments at 6.89% per annum, due December 1, 2010, guaranteed by Weifang Tongxin Precision Rubber Products Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	$-	$88,124

Monthly interest only payments at 7.52% per annum, due January 15, 2011, guaranteed by Weifang Jinma Diesel Engine Co., Ltd. and Weifang Dachang Energy-Saving Equipment Co., Ltd. (Repaid on its due date)	-	440,619

Bank of Communications:

Monthly interest only payments at 5.84% per annum, due July 23, 2010, secured by a land use right and guaranteed by a shareholder, Liu Dianjun. Also see Note 8. (Repaid on its due date)	-	146,873

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 10 – SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2011	June 30, 2010
Weifang Bank:

Monthly interest only payments at 7.43% per annum, due October 27, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	$-	$587,492

Monthly interest only payments at 7.97% per annum, due October 19, 2010, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	-	293,746

Monthly interest only payments at 7.43% per annum, due April 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil Fitting Co., Ltd. (Repaid on its due date)	-	293,746

Monthly interest only payments at 9.88% per annum, due January 24, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	309,430	-

Monthly interest only payments at 7.43% per annum, due July 22, 2011, Guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	618,860	-

Monthly interest only payments at 8.83% per annum, due February 27, 2012, Guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	309,430	-

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 10 – SHORT-TERM BANK LOANS (CONTINUED)

	June 30, 2011	June 30, 2010
China Construction Bank:

Monthly interest only payments at 5.84% per annum, due December 2, 2010, guaranteed by a shareholder, Liu Dianjun, and Weifang Xinde Fuel Injection System Co., Ltd. (Repaid on its due date)	$-	$734,365

Monthly interest only payments at 5.84% per annum, due July 29, 2011, collateralized by land use rights. Also see Note 8. (Repaid on its due date)	309,430	-

Monthly interest only payments at 6.39% per annum, due January 9, 2012, guaranteed by Weifang Jinma Diesel Engine Co.,Ltd. and Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	1,083,004	-

Bank of China:

Monthly interest only payments at 5.84% per annum, due February 10, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. and by a shareholder, Li Zengshan, and his wife, Li Guimei (Repaid on its due date)	-	293,747
Total	$2,630,154	$2,878,712

Interest expense for short-term bank loans for the years ended June 30, 2011 and 2010 was $329,520 and $375,123, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:
		June 30, 2011	June 30, 2010
Notes payable to an unrelated individual:

Due December 26, 2010, interest at 6% per annum with the principal payable at the due date. (Repaid on its due date)		$-	$84,505
Due December 24, 2010, interest at 10% per annum with the principal payable at the due date. (Repaid on its due date)		-	98,308
Due May 4, 2011, interest at 14.36% per annum with the principal. payable at the due date. (Repaid on its due date)		-	373,058
Due May 4, 2011, interest at 12% per annum with the principal. payable at the due date. (Repaid on its due date)		-	140,998
Due August 4, 2011, interest at 14.40% per annum with the principal payable at the due date. (Repaid on its due date)		456,409	-
Due October 1, 2011, interest free with the principal payable at the due date.		6,568	-
Due November 27, 2011, interest at 12.00% per annum with the principal payable at the due date.		154,715	-
Due May 4, 2012, interest at 14.36% per annum with the principal payable at the due date.		392,976	-
Due May 4, 2012, interest at 12.00% per annum with the principal payable at the due date.		148,526	-
Subtotal		1,159,194	696,869

Notes payable to related individuals:

Due July 1, 2010, interest at 7.28% per annum (Settled on its due date)			77,843
Due December 24, 2010, interest at 10% per annum (Settled in advance)			95,467
Due May 2, 2011, interest at 6% per annum with the principal payable at the due date. (Repaid on its due date)			31,240
Due June 30, 2011, interest at 5.76% per annum. (Settled in advance)			32,638
Due December 24, 2011, interest at 10.00% per annum with the principal payable at the due date	a	100,565	-
Due June 28, 2012, interest at 10.00% per annum with the principal payable at the due date	a	54,150	-
Subtotal		154,715	237,188

Total		$1,313,909	$934,057

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES (CONTINUED)

(a)	The notes were due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

NOTE 12 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:
		June 30, 2011	June 30, 2010
Notes payable to related individuals:
Due May 12, 2012, monthly interest payment is 5.76% per annum. Principal is repaid every month in 108 equal installments from May 15, 2003. (Repaid in advance)		$-	$29,918
Due August 4, 2014, monthly interest payment is 7.46% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(a)	312,531	377,310
Total long-term notes payable		312,531	407,228
Less: Current portion		90,864	80,930
Long-term portion		$221,667	$326,298

The repayment schedule for long-term notes payable is as follows:

Years Ended June 30,	Amount
2012	$90,864
2013	106,400
2014	106,400
2015	8,867
Total	$312,531

(a)	This note is due to Mr. Li Zengshan, who is a shareholder of the Company. The balance represents a loan to the Company to support business operations.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 13 – TAXES

(a)       Corporation Income Tax (“CIT”)

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan, Jinma and Huaxin is 25%.  However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%. Therefore, the amount of income tax assessed for Jinma and Huaxin under this Verification Collection method differed from the normal computation by applying the CIT rate of 25%.

The Company received written authorization from the local Chinese government to extend the payment of its current income tax due of approximately $9.7 million.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of June 30, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the years ended June 30, 2011 and 2010 is summarized as follows:

	June 30, 2011	June 30, 2010
Current:
Provision for CIT	$4,365,944	$1,561,409

Deferred:
Provision for CIT	977,385	(990)

Income tax expense	$5,343,329	$1,560,419

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 13 – TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the years ended June 30, 2011 and 2010 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	June 30, 2011	June 30, 2010

Computed “expected” expense	$6,956,427	$5,368,728
Permanent differences	(551,436)	(3,021,289)
Favourable tax rates	(1,061,662)	(787,020)

Income tax expense	$5,343,329	$1,560,419

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of June 30, 2011 and 2010 is as follows:

	June 30, 2011	June 30, 2010
Deferred tax assets:
Current portion:
Sales	462	-
Bad debt provision	$164,010	$24,174
Other expenses	231,700	76,720
Subtotal	$396,172	$100,894

Deferred tax liabilities:
Current portion:
Sales cut-off	$(1,256,924)	$(31,596)
Other	(77,128)	(21,850)
Subtotal	(1,334,052)	(53,446)

Net deferred tax (liabilities) assets - current portion	$(937,880)	$47,448

Deferred tax assets:
Non-current portion:
Depreciation	$132,055	$118,448
Amortization	4,937	10,601
Subtotal	136,992	129,049

Net deferred tax assets - non-current portion	136,992	129,049

Total net deferred tax (liabilities) assets	$(800,888)	$176,497

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 13 – TAXES (CONTINUED)

(b)      Tax Holiday Effect

For the years ended June 30, 2011 and 2010, the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company were entitled to favorable tax rates for the years ended June 30, 2011 and 2010.

The pro forma combined effects of the favorable tax rates available to the Company for the years ended June 30, 2011 and 2010 is as follows:

	For The Years Ended June 30,
	2011	2010
Tax holiday effect	$1,061,662	$787,020
Basic net income per share effect	$0.00	$0.00

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

In the years ended June 30, 2011 and 2010, output VAT payable of $3,305,512 and $12,085,158, respectively, was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in other income of $3,305,512 and $12,085,158, respectively, which was reflected in the accompanying consolidated statements of income and comprehensive income as refunded value added tax for the years ended June 30, 2011 and 2010.

The VAT payable was $26,331,151 and $6,931,841 at June 30, 2011 and 2010, respectively. The Company received written authorization from the local tax authorities to defer the payment of its current VAT payable in anticipation of additional future exemptions from the local tax bureau.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 14 – CONTINGENCIES

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $334,071. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 8 and Note 9)

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

In connection with the preparation of this Report for the year ended June 30, 2011, our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting as of June 30, 2011 were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the permanent exemption of the Commission which require the Company to provide only management’s report in this annual report.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PART I –  Directors and Executive Officers

Set forth below are the names of the Company’s directors, officers and significant employees, their business experience during the last five years, their ages and all positions and offices that they hold with the Company.

Name	Age	Position(s)
Dianjun Liu	53	President and Chief Executive Officer, Director
Chenglin Wang	45	Chief Financial Officer and Treasurer, Director
Zengshang Li	49	Vice-President, Director
Xin Jin	43	Vice-President, Director
Miusi Yang	28	Corporate Secretary
Weisheng Cong	59	Director
Beiping Zhai	46	Director
Jie Liu	41	Director
Yun Hon Man	42	Director
Wenxi Wu	31	Director

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

Biographies of Officers and Directors

Dianjun Liu has served as the Chairman and General Manager of Weifang since June 2008, and as the President, Chief Executive Officer and as a Director of the Company since December 28, 2009. In December 2001, Mr. Liu established Weifang Hengyuan Oil Pump and Nozzle Co., Ltd. and served as the Chairman and General Manager until assuming his position with Weifang. Prior to December 2001, Mr. Liu served as a director of the Economic Operations Section in the Office of Mechanical and Electronic Industry in the Weifang Municipal People’s Government. Mr. Liu also serves as a deputy of the Weicheng District People’s Congress.  Mr. Liu earned an associate degree at Weifang University and has sixteen years of work experience relevant to the operations of Weifang. Mr. Liu was granted an honorary doctorate from the Center for Asia-Pacific Economic Research and Development.

Chenglin Wang was appointed to serve as the Chief Financial Officer and Treasurer, effective as of December 28, 2009, and as a director of the Registrant since January 2010. Mr. Wang has served as the Chief Financial Officer of Weifang since August 2004. From 1992 through 2004, Mr. Wang was the Business Director and General Accountant at the Bank of China Dongguan Branch. From 1987 through 1992, Mr. Wang was the Vice Director of the Financial Department of the Bank of China Weicheng Branch. Mr. Wang earned a Masters in Business Administration from Shandong University in 2002.

Zengshan Li was appointed to serve as Vice President of the Registrant effective as of December 28, 2009, and as a director of the Registrant since January 2010, and concurrently serves as the Chairman and General Manager of Huaxin Diesel Engine Co., Ltd. having served in those positions since April 2003.  From July 1998 to March 2003, Mr. Li was the Chairman and General Manager of Weifang Guangyuan Agricultural Machinery Sales Center.  Mr. Li earned his college degree from Weifang College of Vocation in 2002. Mr. Li held the post of Mechanical Team Leader at the Shouguang Garden Spot from 1994-1998.

Xin Jin was appointed to serve as Vice President, effective as of the December 28, 2009, and as a director of the Registrant since January 2010, and concurrently serves as Chairman and General Manager of Jinma Diesel Engine Co., Ltd. since May 2003.  From July 1996 through April 2003, Mr. Jin served as General Manager a Weifang Sanya Economic and Trade Development Co., Ltd.  Mr. Jin is a deputy to the Weifang Municipal People’s Congress, and a member of the Standing Committee of Weicheng District People’s Congress. Mr. Jin graduated from the Shandong Broadcasting and Television University.

Miusi Yang serves as the Corporate Secretary of the Company since June 2009. From October 2006 through May 2009, Miss Yang worked as a Teaching Assistant to the President of the School of Commerce, University of Exeter in Exeter, United Kingdom.Ms. Yang earned a Masters Degree in Finance and Investment from the University of Exeter, United Kingdom. Ms. Yang has also earned her CFA (Level 1) certificate.

Weisheng Cong has served as a director of the Registrant since January 2010. Mr. Cong is a senior engineer, who has served as the technician on the Mechanical Board at the former Changwei District from 1971 to 1984, as head of the technical department at the Bureau of Mechanical Industry of Weifang City from 1984-1996, and as industry department chief at the Bureau of Mechanical Industry of Weifang City from 1996 through July 2008. Since August 2008, Mr. Cong has served as vice president.  Mr. Cong was also a director of the Mechanical Industry Quality Committee of Shandong Province from since October 2009.

Beiping Zhai has served as a director of the Registrant since January 2010. He served as accountant of Weifang Diesel Engine Manufacturing Co. Ltd. from August 1987 to August 2004 and then Vice General Engineer of that company since September 2004. Mr Zhai graduated from Tianjing University, Internal Combustion Engine department earning his BSC in engine research.

Jie Liu has served as a director of the Registrant since January 2010. She was qualified as an accountant and served as Chief Financial Officer at Weifang Minxin Food Service Co., Ltd. from July 1988 to March 2003. Since April 2003, Ms. Liu served as auditor in Weifang Yuandu Accounting Firm. Ms. Liu majored in Accounting and graduated from Shandong University.

Yun Hon Man has served as a director of the Registrant since January 2010. Mr. Yun has served and continues to serve as a Corporate Consultant with Smart Pine Investment Limited since September 2007, a consulting firm organized under the laws of Hong Kong. Mr. Yun also serves as a Director of CH Lighting International Corporation since July 28, 2008 (formerly OTCBB: CHHN) and as a Director of Chisen Electric Corporation (OTCBB: CIEC) since November 2008.   Mr. Yun also served as Chief Operating Officer of China INSOnline Corp. (formerly NASDAQ:CHIO) from January 2008 through April 2010. Prior to that, Mr. Yun served as Corporate Controller of Hi-Tech Wealth Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO) from January 2007 through August 2007. From January 2003 through December 2006, Mr Yun served as Corporate Controller of General Components, Inc. (n/k/a China Mobile Media Technology, Inc.)(OTCBB: CHMO). Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants. He is a member of the Hong Kong Institute of Certified Public Accountants, the Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

Wenxi Wu has served as a director of the Registrant since January 2010. Ms. Wu is senior economist and had served as Corporate Secretary at the Industrial & Commercial Bank of China, Chengdong Branch in Weifang City from 2003 to 2004. From July 2004 through August 2009, she served as Corporate Secretary for the Henan Yugang Group. Since September 2009, Ms, Wu served as financial supervisor in Weifang Hengyuan Oil Pump and Nozzle Co., Ltd. Ms. Wu graduated with a masters degree in Economics and Management from the National Technical University of Ukraine.

Director Qualifications and Experience

The following discussion sets forth the specific experience, qualifications, attributes and skills that the Company considered in making its decision to appoint and nominate directors to the Board.

Mr. Dianjun Liu was selected to serve on the Board based on his management and corporate governance experience having served as Chairman and General Manager of Weifang since June 2008 and as President, Chief Executive Officer and as a Director of the Company since December 28, 2009.  Furthermore, Mr. Liu established Weifang Hengyuan Oil Pump and Nozzle Co., Ltd. in December 2001 and served as the Chairman and General Manager of that company until assuming his position with Weifang.  Mr. Liu was also chosen to serve on the Board based on his professional standing in the industry having been granted an honorary doctorate from the Center for Asia-Pacific Economic Research and Development, and for his civic and community involvement having served as a director of the Economic Operations Section in the Office of Mechanical and Electronic Industry in the Weifang Municipal People’s Government and as a deputy of the Weicheng District People’s Congress.

Mr. Chenglin Wang was selected to serve on the Board based on his management and corporate governance experience having served as the Chief Financial Officer of Weifang since 2004 and having served from 1992 through 2004 as the Business Director and General Accountant at the Bank of China Dongguan Branch.  From 1987 through 1992, Mr. Wang was the Vice Director of the Financial Department of the Bank of China worked Weicheng Branch.  Mr. Chenglin was also selected to serve on the Board based on his experience in finance and accounting as a “financial expert” as defined under the rules of the SEC and having earned a Masters in Business Administration from Shandong University in 2002.

Mr. Zengshan Li was selected to serve on the Board based on his management and corporate governance experience having served as the Chairman and General Manager of Huaxin Diesel Engine Co., Ltd. since April 2003. From July 1998 to March 2003, Mr. Li has served as the Chairman and General Manager of Weifang Guangyuan Agricultural Machinery Sales Center.  Mr. Li was also chosen for his civic and community involvement having held the post of Mechanical Team Leader at the Shouguang Garden Spot from 1994-1998.

Mr. Xin Jin was selected to serve on the Board based on his management and corporate governance experience having served as the Chairman and General Manager of Jinma Diesel Engine Co., Ltd. since May 2003 and having served as General Manager at Weifang Sanya Economic and Trade Development Co., Ltd. from July 1996 through April 2003.  Mr. Jin was also selected to serve on the Board based on his civic and community involvement having served as a deputy to the Weifang Municipal People’s Congress and a member of the Standing Committee of the Weicheng District People’s Congress. Mr. Jin graduated from the Shandong Broadcasting and Television University.

Mr. Weisheng Cong was selected to serve on the Board based on his management experience, professional standing in the industry and his civic and community involvement having served as the technician on the Mechanical Board at the former Changwei District from 1971 to 1984, as head of the technical department at the Bureau of Mechanical Industry of Weifang City from 1984-1996, and as industry department chief at the Bureau of Mechanical Industry of Weifang City from 1996 through July 2008. Since August 2008, Mr. Cong has served as vice president.  Mr. Cong was also a director of the Mechanical Industry Quality Committee of Shandong Province from since October 2009.

Mr. Beiping Zhai was selected to serve on the Board based on his management and corporate governance experience having served as accountant of Weifang Diesel Engine Manufacturing Co. Ltd. from August 1987 to August 2004 and then Vice General Engineer of that company since September 2004. Mr. Zhai was also selected to serve on the Board based on his knowledge of engines and generators having graduated from Tianjing University, Internal Combustion Engine Department earning his BSC in engine research.

Ms. Jie Liu was selected to serve on the Board based on her professional standing in her chosen field of expertise and based on her management and corporate governance experience, being a qualified accountant and having served as Chief Financial Officer of Weifang Minxin Food Service Co., Ltd. from July 1988 to March 2003. Since April 2003, Ms. Liu served as auditor in Weifang Yuandu Accounting Firm. Ms. Liu also graduated from Shandong University with a degree in Accounting.

Mr. Yun Hon Man was selected to serve on the Board based on his experience in finance and accounting as a “financial expert” as defined under the rules of the SEC and for his US public company experience as an officer, director and audit committee chairman, having served as a director of CH Lighting International Corporation (formerly OTCBB: CHHN) since July 28, 2008, as a Director of Chisen Electric Corporation (OTCBB: CIEC) since November 2008 and having previously served as Chief Operating Officer of China INSOnline Corp. (formerly NASDAQ: CHIO) from January 2008 through April 2010. Mr. Yun is a Chartered Accountant having memberships with the Institute of Chartered Accountants in England and Wales. He is also a Fellow Member of the Chartered Association of Certified Accountants and a member of the Hong Kong Institute of Certified Public Accountants. He was a member of Association of International Accountants, the Society of Registered Financial Planners, the Institute of Financial Accountants and the Institute of Crisis and Risk Management. Mr. Yun received his MBA at the University of Western Sydney in 2007.

Ms. Wenxi Wu was selected to serve on the Board based on her professional standing in her chosen field of expertise based on her experience as a senior economist and having served as Corporate Secretary at the Industrial & Commercial Bank of China, Chengdong Branch in Weifang City from 2003 to 2004 and as Corporate Secretary for the Henan Yugang Group from July 2004 through August 2009. Since September 2009, Ms, Wu served as financial supervisor in Weifang Hengyuan Oil Pump and Nozzle Co., Ltd. Ms. Wu also graduated with a masters degree in Economics and Management from the National Technical University of Ukraine.

Legal Proceedings Involving Officers and Directors

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Registrant’s knowledge, based solely on a review of the copies of such reports furnished to the Registrant, we believe that all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Welldone Pacific Limited has not filed a Form 3 with respect to its status as a greater than ten percent (10%) shareholder.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by our executive officers in all capacities during the last two (2) completed fiscal years. The following information includes the U.S. dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

							Non-
						Non-Equity	qualified
						Incentive	Deferred
						Plan	Compen-	All Other
Name And				Stock	Option	Compen-	sation	Compen-
Principal Function	Year	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Total
		(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Dianjun Liu, CEO	2011	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
Chenglin Wang, CFO	2011	-0-	-0-	-0-	-0-	-0-	-0-	$14,700	$14,700
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$14,700	$14,700
Zengshang Li, VP	2011	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
Xin Jin, VP	2011	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$22,100	$22,100
Cong Weisheng, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$17,600	$17,600
Zhai Beiping, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Liu Jie, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Yon Hon Man, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
Wu Wenxi, Director	2011	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300
	2010	-0-	-0-	-0-	-0-	-0-	-0-	$10,300	$10,300

Of June 30, 2011, the Company did not have any “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans” or “Potential Payments Upon Termination or Change in Control” to report.

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

Employment Agreements

The Company’s subsidiaries Huaxin, Hengyuan and Jinma also have labor contracts with each employee as required by law in the PRC. The labor contract mainly includes working content, contract period, working time, payment and other terms.

Benefit Plans

The Company has no stock option, retirement, pension or profit-sharing programs for the benefit of its directors, officers or other employees; however our Board may recommend the adoption of one or more such programs in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of 5% or more of our Common Stock, all directors individually and all directors and officers of the Company as a group as of September 27, 2011.  Each person named below has sole voting and investment power with respect to the shares shown unless otherwise indicated.

Name and Address of Beneficial Owner(1)	Total Beneficial Ownership	Percentage of Class(2)
Dianjun Liu, President, CEO & Director(3)	82,656,000	34.44%
Chenglin Wang, CFO, Treasurer & Director(4)	4,804,800	2%
Zengshang Li, Vice President, Director(5)	30,559,200	12.73%
Xin Jin, Vice President, Director(6)	30,559,200	12.73%
Miusi Yang, Corporate Secretary	0	0%
Weisheng Cong, Director	0	0%
Beiping Zhai, Director	0	0%
Jie Liu, Director	0	0%
Yun Hon Man, Director	0	0%
Wenxi Wu, Director	0	0%
All DIRECTORS AND OFFICERS AS A GROUP (10 PERSONS):	148,579,200	61.91%
Welldone Pacific Limited Room 42, 4/F New Henry House 10 Ice House Street Central, Hong Kong(7)	168,000,000	70%
Best Amigo Holding Ltd. (8)	16,800,000	7%

(1)	Unless otherwise noted, each beneficial owner has the same address as the Company.

(2)
Applicable percentage of ownership is based on 240,000,000 shares of our Common Stock outstanding as of September 27, 2011 together with securities exercisable or convertible into shares of Common Stock within 60 days of September 27, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Note that affiliates are subject to Rule 144 and Insider trading regulations - percentage computation is for form purposes only.

(3)
Dianjun Liu directly owns 39.2% of the voting capital stock of Welldone Pacific Limited (which owns 168,000,000 shares of Common Stock), which gives him indirect control over 65,856,000 shares of Common Stock.  Mr. Liu also indirectly owns 10% of Welldone Pacific Limited as he is the sole owner of the capital stock of Best Amigo Holding Ltd., which gives him indirect control over an additional 16,800,000 shares of Common Stock.

(4)	Chenglin Wang owns 2.86% of Welldone Pacific Limited, which gives him indirect control over 4,804,800 shares of Common Stock.

(5)	Zengshang Li owns 18.9% of Welldone Pacific Limited, which gives him indirect control over 30,559,200 shares of Common Stock.

(6)	Xin Jin owns 18.9% of Welldone Pacific Limited, which gives him indirect control over 30,559,200 shares of Common Stock.

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

(8)
Best Amigo Holding Ltd. owns 10% of the voting capital stock of Welldone Pacific Limited, which gives it indirect control over 16,800,000 shares of Common Stock. Mr. Liu, the Company’s President, Chief Executive Officer and director is the sole stockholder of Best Amigo Holding Ltd. As the sole stockholder of Best Amigo Holding Ltd., Mr. Liu is deemed to have investment control over Best Amigo Holding Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On or about August 4, 2009, the Company borrowed $464,145 from Mr. Li Zengshan, a shareholder of the Company, to support business operations.  The note is due August 4, 2014, and the Company is obligated to make monthly interest payments at 7.46% per annum and payments of principal in 60 equal monthly installments of $7,736.  As of June 30, 2011, $312,531 was due under the note and as of September 23, 2011, approximately $291,557 was due under the note.

Director Independence

Currently, the Company has the five following independent directors: Weisheng Cong, Beiping Zhai, Jie Liu, Wenxi Wu and Yun Hon Man.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit-Related Fees

The aggregate fees billed by our independent auditors, CPA Weinberg, for the audit of our annual consolidated financial statements for the years ended June 30, 2011 and 2010 and for the review of our quarterly financial statements during 2011was $235,000. Our auditors did not provide any tax compliance or planning services or any services other than those described above. The aggregate fees billed by our principal auditors for the audit of our annual consolidated financial statements for the years ended June 30, 2010 and 2009 and for the review of our quarterly financial statements during 2010 was $385,250. Our auditors did not provide any tax compliance or planning services or any services other than those described above.

Audit Committee Pre-approval

The policy of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax fees, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The Audit Committee has delegated pre-approval authority to certain committee members when expedition of services is necessary. The independent accountants and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval delegation, and the fees for the services performed to date. All of the services described above in this Item 14 were approved in advance by the Board of Directors during the fiscal year ended June 30, 2011, which, at the time of such approval, performed all of the functions of an Audit Committee in light of the subsequent formal creation of the Company’s existing Audit Committee and adoption of the Audit Committee’s Charter in September 2011.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the SEC on September 28, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2011	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: September 28, 2011	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, Corporate Secretary, and Principal Financial and Accounting Officer

In accordance with the requirement of the Securities and Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

/s/ Dianjun Liu	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	September 28, 2011

/s/ Chenglin Wang	Chief Financial Officer and Treasurer, Director	September 28, 2011

/s/ Zengshang Li	VP, Director	September 28, 2011

/s/ Xin Jin	VP, Director	September 28, 2011

/s/ Beiping Zhai	Director	September 28, 2011