Form 10-Q
period 2011-09-30
Xinde Technology Co
filed 2011-11-14
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2011, the registrant had 240,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

PAGE
PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	5

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. (REMOVED AND RESERVED)	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16

SIGNATURES	18

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES

CONTENTS

PAGES	F-1-F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011 (UNAUDITED)

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

PAGES	F-4-F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

PAGES	F-6-F-25	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30,	June 30,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$3,315,719	$4,292,507
Restricted cash	219,144	-
Accounts receivable, net of allowance for doubtful accounts of $697,154 and $794,850 at September 30, 2011 and June 30, 2011, respectively	85,681,726	97,785,036
Inventories	20,124,303	10,430,199
Notes receivable, including bank acceptance notes	17,941,825	7,214,395
Prepayments for goods	7,550,622	5,710,029
Prepaid expenses and other receivables	43,753	40,362
Due from employees	191,790	39,206
Due from related party	26,100	-
Total Current Assets	135,094,982	125,511,734

LONG-TERM ASSETS
Plant and equipment, net	3,823,227	3,081,362
Land use rights, net	2,369,999	925,240
Construction in progress	166,187	889,839
Deposit for land use right	-	1,326,605
Deferred taxes	144,101	136,992
Total Long-Term Assets	6,503,514	6,360,038

TOTAL ASSETS	$141,598,496	$131,871,772

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	June 30,
	2011	2011
CURRENT LIABILITIES
Accounts payable	$7,608,417	$6,576,118
Short-term bank loans	2,661,032	2,630,154
Customer deposits	641,868	219,819
Notes payable, including related parties	1,625,144	1,313,909
Current portion of long-term notes payable to related parties	93,657	90,864
Income tax payable	10,911,574	9,723,497
Other payables	1,293,184	1,199,764
Value added tax payable	29,883,367	26,331,151
Due to employees	46,969	78,953
Due to related parties	213,059	132,599
Accrued expenses	845,601	829,115
Deferred taxes	653,668	937,880
Total Current Liabilities	56,477,540	50,063,823

LONG-TERM LIABILITIES
Long-term portion of notes payable to related parties	200,199	221,667
Total Long-Term Liabilities	200,199	221,667

TOTAL LIABILITIES	56,677,739	50,285,490

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 350,000,000 shares authorized; 240,000,000 shares issued and outstanding at September 30, 2011 and June 30, 2011	240,000	240,000
Additional paid-in capital	892,334	892,334
Retained earnings (the restricted portion is $204,069 at September 30, 2011 and June 30, 2011)	74,991,600	72,613,580
Accumulated other comprehensive income	8,796,823	7,840,368
TOTAL SHAREHOLDERS’ EQUITY	84,920,757	81,586,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$141,598,496	$131,871,772

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	September 30, 2011	September 30, 2010
REVENUES, NET	$22,708,137	$30,138,909

COST OF GOODS SOLD	(18,884,367)	(25,612,164)
GROSS PROFIT	3,823,770	4,526,745

Selling and marketing	(420,980)	(1,100,608)
General and administrative	(323,026)	(326,022)
Bad debt recoveries	106,778	-
INCOME FROM OPERATIONS	3,186,542	3,100,115

Interest expense, net	(43,617)	(141,090)
Other income, net	12,792	134,603
Exempted value added tax	-	3,231,156

INCOME BEFORE INCOME TAXES	3,155,717	6,324,784

INCOME TAXES	(777,697)	(868,407)

NET INCOME	2,378,020	5,456,377

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	956,456	973,804

COMPREHENSIVE INCOME	$3,334,476	$6,430,181

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	240,000,000	240,000,000

NET INCOME PER SHARE, BASIC AND DILUTED	$0.01	$0.02

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,378,020	$5,456,377

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,514	69,568
Provision for doubtful accounts	-	2,218
Exempted value added tax	-	(3,231,156)
Deferred taxes	(291,322)	442,227
Net gain on settlement of accounts receivable and accounts payable for fixed assets	(4,955)	(2,487)

(Increase) Decrease In:
Accounts receivable	12,094,227	(4,666,502)
Inventories	(9,694,104)	(3,998,198)
Prepayments for goods	(1,840,593)	(1,062,173)
Prepaid expenses and other receivables	(3,393)	(56,808)
Due from employees	(152,584)	(902)
Due from related parties	(26,100)	-

Increase (Decrease) In:
Accounts payable	1,042,980	2,514,312
Other payables	93,420	45,513
Value added tax payable	3,552,216	4,860,096
Taxes payable	1,188,077	511,150
Customer deposits	422,050	588,268
Due to employees	(31,985)	(15,754)
Due to related parties	80,460	54,991
Accrued expenses	16,488	(78,406)
Net cash provided by operating activities	8,928,416	1,432,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(69,345)	(6,660)
Purchases of construction in progress	(205)	(2,287)
Payment for land use right	(131,502)	-
Repayment of notes receivable	15,445,201	21,445,788
Issuances of notes receivable	(26,063,170)	(23,471,881)
Net cash used in investing activities	$(10,819,021)	$(2,035,040)

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(219,144)	$-
Proceeds from short-term loans	937,002	294,971
Repayments of short-term loans	(937,002)	(884,914)
Repayments of notes payable	(1,002,354)	(199,953)
Proceeds from notes payable	1,275,183	753,150
Net cash provided by (used in) financing activities	53,685	(36,746)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,836,920)	(639,452)
Effect of exchange rate changes on cash	860,132	940,749
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,315,719	$3,700,657

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$6,297	$5,041
Interest paid	$59,971	$95,433

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the three months ended September 30, 2011, accounts payable with an aggregate carrying amount of $10,681 was settled by two fixed assets with a combined fair value of $5,726, resulting in a gain of $4,955.

2. During the three months ended September 30, 2010, accounts payable with a carrying amount of $4,425 was settled by a fixed asset with a fair value of $1,938, resulting in a gain of $2,487.

3. During the three months ended September 30, 2011 and 2010, $732,595 and $0 were transferred from construction in progress to plant and equipment, respectively.

4. During the three months ended September 30, 2011 and 2010, $1,326,605 and $0 were transferred from deposit to land use rights.

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

On April 14, 2011, the Company (i) effected a 4-for-1 forward stock split of the Company's common stock; (ii) increased the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. As a result, all the amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the 4-for-1 forward stock split.

Details of the Company as of September 30, 2011 are as follows:

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
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements and for the three months ended September 30, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of June 30, 2011 was derived from the audited consolidated financial statements included in the Form 10-K. These interim condensed consolidated financial statements should be read in conjunction with that report.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

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

(b)	Economic and Political Risks

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Fair Value of Financial Instruments

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term notes payable	$200,199	-	$200,199	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at September 30, 2011.

(d)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Restricted cash represents time deposits to guarantee bank acceptance notes. Also see Note 11.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of raw materials is determined on the basis of weighted average. The cost of finished goods is determined on the weighted average basis and comprises direct materials, direct labor and an appropriate proportion of overhead.

Net realizable value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

(f)	Prepayments

Prepayments represent cash paid in advance to suppliers for purchases of raw materials.

(g)	Plant and Equipment

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

(h)	Construction in Progress

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

(i)	Land Use Rights

According to the laws of China, land in the PRC is owned by the government and cannot be sold to an individual or company.  However, the government grants the user a “land use right” to use the land.  The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the three months ended September 30, 2011.

(k)	Revenue Recognition

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales are recognized. For the three months ended September 30, 2011 and 2010, warranty expense was $127,300 and $132,098, respectively, and is included in cost of goods sold in the accompanying condensed consolidated statements of income and comprehensive income.

(l)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the three months ended September 30, 2011 and 2010 are $77,275 and $69,806, respectively. The retirement benefits expenses are included in cost of sales, selling expenses, and general and administrative expenses.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	September 30, 2011	June 30, 2011	September 30, 2010
Period end RMB : US$ exchange rate	6.3885	6.4635	-
Period average RMB : US$ exchange rate	6.4034	-	6.7803

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the three months ended September 30, 2011 and 2010.

(p)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the three months ended September 30, 2011 and 2010.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q)	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 4 – CONCENTRATIONS

(a)	Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales
	Three Months Ended September 30,		Accounts Receivable
Major Customers	2011	2010	September 30, 2011	June 30, 2011

Company A	2.9%	3.1%	1.5%	3.0%
Company B	-	3.0%	-	3.3%
Company C	2.8%	2.9%	2.0%	2.8%
Company D	2.4%	2.7%	0.4%	3.2%
Company E	2.3%	2.6%	0.9%	3.0%
Company F	2.2%	-	1.7%	-

(b)	Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases
	Three Months Ended September 30,		Accounts Payable
Major Suppliers	2011	2010	September 30, 2011	June 30, 2011

Company G	3.6%	10.7%	2.2%	0.2%
Company H	-	5.9%	-	-
Company I	3.0%	-	0.1%
Company J	-	5.6%	-	-
Company K	2.7%	-	1.0%	-
Company L	2.2%	4.2%	0.2%	-
Company M	1.3%	3.1%	0.3%	-

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2011	June 30, 2011
Raw materials	$12,717,565	$7,503,324
Work-in-progress	678,375	1,325,905
Finished goods	6,728,363	1,600,970
Total inventories	$20,124,303	$10,430,199

NOTE 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

		September 30, 2011	June 30, 2011
Notes receivable from unrelated parties:
Due December 13, 2011, interest at 12% per annum	(a)	$1,565,313	$1,547,149
Due December 13, 2011, interest free		56,351	9,283
Due December 24, 2011, interest at 10% per annum		23,480	25,741
Due December 24, 2011, interest free		2,968	2,661
Due January 10, 2012, interest free		95,327	61,370
Due January 10, 2012, interest at 12% per annum		1,095,719	1,083,005
Subtotal		$2,839,158	$2,729,209

Bank acceptance notes (aggregated by month of maturity):
Due July, 2011		-	1,547
Due August, 2011		-	77,357
Due September, 2011		-	416,476
Due October, 2011 (Settled on due dates)		804,931	909,254
Due November, 2011		797,191	1,724,762
Due December, 2011		1,856,745	1,355,790
Due January, 2012		3,580,577	-
Due February, 2012		3,673,181	-
Due March, 2011		4,390,042	-
Subtotal		15,102,667	4,485,186
Total		$17,941,825	$7,214,395

(a)	The notes are secured by the total assets of the borrower.

Notes receivable from unrelated parties are unsecured except for note (a).

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		September 30, 2011	June 30, 2011

Jin Xin	(a)	$-	$373
Liu Dianjun	(b)	132,578	53,154
Li Zengshan	(c)	80,481	79,072
Total due to related parties		$213,059	$132,599

(II)	Due From Related Party

		September 30, 2011	June 30, 2011

Jin Xin	(a)	$26,100	$-
Total due from related party		$26,100	$-

(III)	Due From Employees

		September 30, 2011	June 30, 2011

Current		$191,790	$39,206
Total due from employees	(d)	$191,790	$39,206

(IV)	Due To Employees

		September 30, 2011	June 30, 2011

Current		$46,969	$78,953
Total due to employees	(e)	$46,969	$78,953

(a)
Jin Xin is a shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The receivable balance represents traveling advances, which were unsecured, interest-free and collectible on demand. The payable balance represented business related expenses paid by Jinxin on behalf of the Company, which is unsecured, interest-free and has no fixed repayment term.

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

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(d)
Due from employees are interest-free, unsecured and have no fixed repayment terms. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

(e)
Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

NOTE 8 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	September 30, 2011	June 30, 2011

Cost of land use rights	$2,546,046	$1,087,939
Less: Accumulated amortization	(176,047)	(162,699)
Land use rights, net	$2,369,999	$925,240

Amortization expense for the three months ended September 30, 2011 and 2010 was $13,347 and $5,685, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (nine months)	$40,042
2013	53,388
2014	53,388
2015	53,388
2016	53,388
Thereafter	2,116,405
Total	$2,369,999

Two land use rights with an aggregate net book value of $53,198 and $52,995 at September 30, 2011 and June 30, 2010, respectively, were registered in the names of two members of management of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of December 2011. One of the land use rights has been pledged as collateral for bank loans borrowed by Li Zengshan (shareholder and officer of the Company) in the amount of $293,856. Also see Note 14.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 9 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2011	June 30, 2011

Buildings	$3,005,347	$2,970,474
Machinery and equipment	1,958,463	1,176,778
Office equipment	62,161	60,458
Motor vehicles	572,117	553,238
	5,598,088	4,760,948
Less : Accumulated depreciation
Buildings	(582,553)	(551,032)
Machinery and equipment	(817,471)	(759,902)
Office equipment	(45,406)	(43,336)
Motor vehicles	(329,431)	(325,316)
	(1,774,861)	(1,679,586)
Plant and equipment, net	$3,823,227	$3,081,362

Depreciation expense for the three months ended September 30, 2011 and 2010 was $92,167 and $52,588 respectively.

At September 30, 2011, the legal title to three motor vehicles and two office buildings with a total net book value of $60,049 and $642,476, respectively, were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the five motor vehicles and two office buildings will be completed by the end of December 2011.

One office building was pledged as collateral for bank loans borrowed by Li Zengshan (a shareholder and officer of the Company) in the amount of $293,856. Also see Note 14.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,080,501 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of December 2011.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	September 30, 2011	June 30, 2011
Weifang Bank:

Monthly interest only payments at 9.88% per annum, due January 24, 2012, guaranteed by Weifang Huaxin Diesel Engine Co., Ltd.	$313,063	$309,430

Monthly interest only payments at 7.43% per annum, due July 22, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	-	618,860

Monthly interest only payments at 8.83% per annum, due February 27, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	313,063	309,430

Monthly interest only payments at 7.43% per annum, due July 21, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	626,125	-

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due July 29, 2011, collateralized by land use rights. (Repaid on its due date)	-	309,430

Monthly interest only payments at 6.39% per annum, due January 9, 2012, guaranteed by Weifang Jinma Diesel Engine Co.,Ltd. and Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	1,095,718	1,083,004

Bank of China:

Monthly interest only payments at 7.87% per annum, due July 14, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	313,063	-

Total	$2,661,032	$2,630,154

Interest expense for short-term bank loans for the three months ended September 30, 2011 and 2010 was $77,669 and $110,523, respectively.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		September 30, 2011	June 30, 2011
Bank acceptance notes:
Due February 5, 2012		$313,063	$-
Subtotal	(a)	313,063	-

Notes payable to an unrelated individual:

Due August 4, 2011, interest at 14.40% per annum with the principal payable at the due date. (Repaid on its due date)		-	456,409
Due October 1, 2011, interest free with the principal payable at the due date. (Repaid on its due date)		9,789	6,568
Due November 27, 2011, interest at 12% per annum with the principal payable at the due date.		156,531	154,715
Due December 30, 2011, interest at 39.6% per annum with the principal payable at the due date.		46,959	-
Due May 4, 2012, interest at 14.36% per annum with the principal payable at the due date.		397,589	392,976
Due May 4, 2012, interest at 12% per annum with the principal payable at the due date.		150,270	148,526
Due August 4, 2012, interest at 14.40% per annum with the principal payable at the due date.		391,328	-
Due September 18, 2012, interest at 36% per annum with the principal payable at the due date.		31,306	-
Subtotal		1,183,772	1,159,194

Notes payable to related individuals:

Due December 24, 2011, interest at 10.00% per annum with the principal payable at the due date	(b)	28,129	100,565
Due June 28, 2012, interest at 10.00% per annum with the principal payable at the due date	(b)	100,180	54,150
Subtotal		128,309	154,715

Total		$1,625,144	$1,313,909

(a)	The bank acceptance notes are secured by $219,144 of restricted cash at September 30, 2011.

(b)	The notes were due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 12 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:

		September 30, 2011	June 30, 2010
Notes payable to related individuals:
Due August 4, 2014, monthly interest payment is 7.46% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(a)	$293,856	$312,531
Total long-term notes payable		293,856	312,531
Less: Current portion		(93,657)	(90,864)
Long-term portion		$200,199	$221,667

The repayment schedule for long-term notes payable is as follows:

Years Ended September 30,	Amount
2012	$93,657
2013	100,892
2014	99,307
Total	$293,856

(a)	This note is due to Mr. Li Zengshan, who is a shareholder of the Company. The balance represents a loan to the Company to support business operations.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

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

The Company received written authorization from the local Chinese government to extend the payment of its current income tax due of approximately $10.9 million.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of September 30, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the three months ended September 30, 2011 and 2010 are summarized as follows:

	September 30, 2011	September 30, 2010
Current:
Provision for CIT	$1,069,019	$426,180

Deferred:
Provision for CIT	(291,322)	442,227

Income tax expense	$777,697	$868,407

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the three months ended September 30, 2011 and 2010 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	September 30, 2011	September 30, 2010

Computed “expected” expense	$788,929	$1,581,196
Permanent differences	(11,232)	(379,138)
Favourable tax rates	-	(333,651)

Income tax expense	$777,697	$868,407

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of September 30, 2011 and June 30, 2011 is as follows:

	September 30, 2011	June 30, 2011

Deferred tax assets:
Current portion:
Sales	$468	$462
Bad debt provision	139,178	164,010
Other expenses	291,154	231,700
Subtotal	430,800	396,172
Deferred tax liabilities:
Current portion:
Sales cut-off	(983,508)	(1,256,924)
Other	(100,960)	(77,128)
Subtotal	(1,084,468)	(1,334,052)

Net deferred tax liabilities- current portion	(653,668)	(937,880)
Deferred tax assets:
Non-current portion:
Depreciation	141,351	132,055
Amortization	2,750	4,937
Subtotal	144,101	136,992

Net deferred tax assets - non-current portion	144,101	136,992

Total net deferred tax liabilities	$(509,567)	$(800,888)

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the three months ended September 30, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended September 30, 2011 and 2010.

The pro forma combined effects of the favorable tax rates available to the Company for the three months ended September 30, 2011 and 2010 are as follows:

	For the Three Months Ended September 30,
	2011	2010
Tax holiday effect	$-	$333,651
Basic net income per share effect	$-	$0.001

(c)	Value Added Tax (“VAT”)

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

In the three months ended September 30, 2010, output VAT payable of $3,231,156 was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in other income of $3,231,156 which was reflected in the accompanying condensed consolidated statement of income and comprehensive income as exempted value added tax for the three months ended September 30, 2010.

The VAT payable was $29,883,367 and $26,331,151 at September 30, 2011 and June 30, 2011, respectively. The Company received written authorization from the local tax authorities to defer the payment of its current VAT payable in anticipation of additional future exemptions from the local tax bureau.

XINDE TECHNOLOGY COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

NOTE 14 – CONTINGENCIES

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $293,856. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged as collateral for the bank loans. (Also see Notes 8 and Note 9)

A default by Mr. Li Zengshan is considered remote by management. No liability for the guarantor’s obligation under the guarantee contract was recognized as of September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

The following discussion of the financial condition and results of operations of Xinde Technology Company, a Nevada corporation and its subsidiaries (the “Company” or “Xinde”) is based upon and should be read in conjunction with our unaudited condensed consolidated financial statements and their related notes included in this quarterly report. This report may contain forward-looking statements. Generally, the words “believes”, “anticipates”, “may”, “will”, “should”, “expect”, “intend”, “estimate”, “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Notable Corporate Action

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

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of September 30, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term notes payable	$200,199	$-	$200,199	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at September 30, 2011.

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

Land Use Rights

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users the land use right certificate. Land use rights can be revoked and the land users forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the three months ended September 30, 2011 and 2010, warranty expense was $127,300 and $132,098, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

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

	September 30, 2011	June 30, 2011	September 30, 2010
Period end RMB : US$ exchange rate	6.3885	6.4635	-
Period average RMB : US$ exchange rate	6.4034	-	6.7803

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. Our sales made outside of the PRC were insignificant for the three months ended September, 2011 and 2010.

Results of Operations For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	22,708,137	100%	30,138,909	100%	(7,430,772)	(25)%

COST OF GOODS SOLD	(18,884,367)	(83)%	(25,612,164)	(85)%	6,727,797	(26)%
GROSS PROFIT	3,823,770	17%	4,526,745	15%	(702,975)	(16)%

Selling and marketing	(420,980)	(2)%	(1,100,608)	(4)%	679,628	(62)%
General and administrative	(323,026)	(1)%	(326,022)	(1)%	2,996	(1)%
Bad debt recoveries	106,778	0.5%	-	-	106,778	-
INCOME FROM OPERATIONS	3,186,542	14%	3,100,115	10%	86,427	3%

	For the Three Months Ended September 30,

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Interest expense, net	(43,617)	(0.2)%	(141,090)	(0.47)%	97,473	(69)%
Other income, net	12,792	0.1%	134,603	0.45%	(121,811)	(90)%
Exempted value added tax	-	-	3,231,156	11%	(3,231,156)	(100)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,155,717	14%	6,324,784	21%	(3,169,067)	(50)%
INCOME TAXES	(777,697)	(3)%	(868,407)	(3)%	90,710	(10)%
NET INCOME	2,378,020	10%	5,456,377	18%	(3,078,357)	(56)%
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	956,456	4%	973,804	3%	(17,348)	(2)%

COMPREHENSIVE INCOME	3,334,476	15%	6,430,181	21%	(3,095,707)	(48)%

Revenues

Our revenues are derived from the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	For the Three Months Ended September 30,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electric pumps	1,349,291	6%	3,034,594	10%	(1,685,303)	(56)%
Multi-cylinder pumps	4,707,929	20%	10,247,061	34%	(5,539,132)	(54)%
Single-cylinder pumps	116,338	0.5%	460,068	2%	(343,730)	(75)%
Fuel muzzles	1,357,149	6%	1,513,730	5%	(156,581)	(10)%
Parts	107,762	0.5%	185,730	0.6%	(77,968)	(42)%
Diesel engines	6,258,070	28%	8,976,148	29%	(2,718,078)	(30)%
Generator sets	8,784,491	39%	5,622,861	19%	3,161,630	56%
Accessories	37,628	0.2%	106,700	0.4%	(69,072)	(65)%
Less: sales tax	(10,521)	-	(7,983)	-	(2,538)	32%
Total	22,708,137	100%	30,138,909	100%	(7,430,772)	(25)%

   Our revenues decreased by 25%, or $7,430,772, to $22,708,137 for the three months ended September 30, 2011 from $30,138,909 for the three months ended September 30, 2010. This decrease was primarily attributable to a decrease in sales of our multi-cylinder pumps, which decreased by 54% and accounted for 21% of the total revenues for the three months ended September 30, 2011.

   Our revenues declined primarily as a result of our reduction in the production of our older style products. Since high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC, we adjusted our product structure to introduce more products with greater engine power to accommodate this new trend.  Additionally, the Chinese government implemented tighter monetary policies. For example, increases in lending interest rates have curtailed domestic spending which also adversely impacted the diesel engine market. Also, as a response to the declining market and the overall credit policy in China, we now impose stricter standards when we choose our customers.  Although this has led to fewer sales, management believes that this strategy will lead to increased cash flow in the long-term.

Cost of Goods Sold

The principal component of our cost of goods sold is the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the three months indicated:

	For the Three Months Ended September 30,
	2011		2010		Comparisons
	Amount	% of Cost of Sales	Amount	% of Cost of Sales	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electric pumps	1,005,270	5%	2,255,677	9%	(1,250,407)	(55)%
Multi-cylinder pumps	3,344,493	18%	7,397,716	29%	(4,053,223)	(55)%
Single-cylinder pumps	115,751	1%	354,390	1%	(238,639)	(67)%
Fuel muzzles	1,033,009	5%	1,337,271	5%	(304,262)	(23)%
Parts	99,054	1%	181,340	1%	(82,286)	(45)%
Diesel engines	5,239,068	28%	8,549,330	33%	(3,310,262)	(39)%
Generator sets	7,885,005	42%	5,305,116	21%	2,579,889	49%
Accessories	35,417	0.2%	99,226	0.4%	(63,809)	(64)%
Sales warranty	127,300	1%	132,098	0.52%	(4,798)	(4)%
Total	18,884,367	100%	25,612,164	100%	(6,727,797)	(26)%

Our cost of goods sold decreased by 26%, or $6,722,999, to $18,757,067 for the three months ended September 30, 2011 from $25,480,066 for the three months ended September 30, 2010. This decrease was in line with the decrease in our revenues for the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the three months indicated:

	For the Three Months Ended September 30,
	2011		2010		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electric pumps	344,021	25%	778,917	26%	(434,896)	1%
Multi-cylinder pumps	1,363,436	29%	2,849,345	28%	(1,485,909)	1%
Single-cylinder pumps	587	1%	105,678	23%	(105,091)	(22)%

	For the Three Months Ended September 30,
	2011		2010		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Fuel muzzles	324,140	24%	176,459	12%	147,681	12%
Parts	8,707	8%	4,390	2%	4,317	6%
Diesel engines	1,019,001	16%	426,818	5%	592,183	11%
Generator sets	899,487	10%	317,745	6%	581,742	4%
Accessory	2,211	6%	7,474	7%	(5,263)	(1)%
Less: sales tax	(10,521)	-	(7,983)	-	(2,538)	-
Sales warranty	(127,300)	-	(132,098)	-	4,798	-
Total	3,823,770	17%	4,526,745	15%	(702,975)	(2)%

Our gross profit decreased by 16%, or $702,975, to $3,823,770 for the three months ended September 30, 2011 from $4,526,745 for the three months ended September 30, 2010. This decrease was primarily due to a decrease in revenues which was mainly due to the reduction of our sales of multi-cylinder pumps. The gross profit derived from multi-cylinder pumps decreased by 52%, or $1,485,909, to $1,363,436 for the three months ended September 30, 2011 from $2,849,345 for the three months ended September 30, 2010. Meanwhile, the gross margin increased from 15% to 17% due to the Company’s adjusted product mix by introducing more products with higher gross margins and reducing the production and sales scale of products of older style diesel engines and generator sets with lower gross margins.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the three months ended September 30, 2011.  Selling and marketing expenses decreased by 62%, or $679,628, to $420,980 for the three months ended September 30, 2011 from $1,100,608 for the three months ended September 30, 2010. This decrease was primarily due to the decline in sales commission fees in connection with the decrease in revenues.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provisions, bonuses, consulting fees, payroll, legal consulting fees, entertainment fees, office general expenses, labor insurance fees, business travel fees, deprecation, transportation fees, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses were approximately 1% of revenues, which has remained stable from the three months ended September 30, 2010.

Income from Operations

As a result of the foregoing, our income from operations increased by 3%, or $86,427, to $3,186,542 for the three months ended September 30, 2011 from $3,100,115 for the three months ended September 30, 2010.

Interest Expense, Net

Our financing costs primarily include interest on short-term loans, notes payable and miscellaneous bank charges.

For the three months ended September 30, 2011 and 2010, interest expense amounted to $43,617 and $141,090 and represented 0.19% and 0.47% of our revenues, respectively. The decrease in interest expense, net was mainly due to the increase in interest income of $78,972 resulting from the notes receivable to unrelated companies for the three months ended September 30, 2011.

Other Income, Net

Other income was $12,792 for the three months ended September 30, 2011 compared to other income of $134,603 for the three months ended September 30, 2010.

Other income for the three months ended September 30, 2011 primarily includes gain on settlement of accounts payable for fixed assets of $4,955. Other expenses primarily include miscellaneous expenses of $365.

Exempted Value Added Tax

To honor our on-going contributions to the local economy and our achievement of becoming a public company in the United States, the local tax bureau exempted our output VAT payable of $3,231,156, which was recorded as exempted value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2010.

Income Tax Expense

Our income tax expense decreased by 10%, or $90,710, to $777,697 for the three months ended September 30, 2011 from $868,407 for the three months ended September 30, 2010. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan, Jinma and Huaxin is 25%.  However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company in 2011 increased to 24.6% from 13.7% in 2010, which is mainly attributable to the change of the income tax computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach by applying the income tax rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income decreased by 56%, or $3,078,357, to $2,378,020 for the three months ended September 30, 2011 from $5,456,377 for the three months ended September 30, 2010.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months ended September 30,
	2011	2010
	$	$

Net cash provided by operating activities	8,928,416	1,432,334
Net cash used in by investing activities	(10,819,021)	(2,035,040)
Net cash provided by (used in) financing activities	53,685	(36,746)
Net decrease increase in cash and cash equivalents	(1,836,920)	(639,452)
Effect of exchange rate changes on cash	860,132	940,749
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
Cash and cash equivalents at end of period	3,315,719	3,700,657

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

Net cash provided by operating activities was $8,928,416 for the three months ended September 30, 2011, which was primarily attributable to our net income of $2,378,020, adjusted by an decrease in accounts receivable of $12,094,227, an increase in accounts payable of $1,042,980, an increased in value added tax payable of $3,552,216, an increase in taxes payable of $1,188,077 and an increase in customer deposits of $422,050, offset by an increase in inventories of $9,694,104 and an increase in prepayments for goods of $1,840,593. In comparison with the same period last year, net cash provided by operating activities increased by $7,496,082 from $1,432,334 for the three months ended September 30, 2010.  The increase was primarily attributable to significantly decreased accounts receivable as a result of the decline in the overall demand from the market due to the tightened credit policy in China offset by the increase in inventories to prepare for the production in the upcoming peak season.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, proceeds from disposal of fixed assets, proceeds from disposition of discontinued operation, reverse merger and notes receivable.

Net cash used in investing activities was $10,819,021 for the three months ended September 30, 2011, which is primarily attributable to repayment of notes receivable of $15,445,201, offset by issuances of notes receivable of $26,063,170. In comparison with the same period last year, net cash used in investing activities increased by $8,783,981 from $2,035,040 for the three months ended September 30, 2010. The increase was primarily attributable the increase in notes receivable. Due to the excellent sales performance in the year ended June 30, 2011, significant amount of bank acceptance notes were collected in this quarter which caused the increase in net cash used in investing activities.

Financing Activities

Net cash provided by/used in financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable, repayment of long-term debt and a dividend paid.

Net cash provided by financing activities was $53,685 for the three months ended September 30, 2011, which is primarily attributable to proceeds from notes payable of $1,275,183 and proceeds from short-term loans of $937,002, offset by repayments of notes payable of $1,002,354, restricted cash of $219,144 and repayments of short-term loans of $937,002. Net cash used in financing activities was 36,746 for the three months ended September 30, 2010. Due to the stable general financing policy of the Company, the cash flow in financing activities does not fluctuate significantly as compared to the same period last year.

Working Capital

Our working capital was $78,617,442 for the three months ended September 30, 2011, as compared with $ 75,447,911 for the year ended June 30, 2011, which is primarily attributable to a decrease in cash and cash equivalents of $976,788, a decrease in accounts receivable of $12,103,310, an increase in inventories of $9,694,104 , an increase in notes receivable of $10,727,430 and an increase in prepayment for goods of $1,840,593, offset by an increase in accounts payable of $1,032,299, an increase in customer deposits of $422,049, an increase in notes payable of $311,235, an increase in income tax payable of $1,188,077 and an increase in value tax payable of $3,552,216.

We believe that we will generate sufficient cash during the next twelve months to fund our operations, service our debt and remain in a positive cash position based on anticipated revenues, which is received primarily in cash, and sources of short-term debt that we expect to be available to us. The Company also had cash flow from operations of approximately $8.9 million for the three months ended September 30, 2011. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

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

The following tables summarize our contractual obligations as of September 30, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$2,661,032	$2,661,032	$-
Notes payable	1,825,343	1,625,144	200,199
Total Contractual Obligations:	$4,486,375	$4,286,176	$200,199

Bank indebtedness consists of secured and unsecured borrowings from Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loans from an unrelated individual and related individuals.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $293,856. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged as collateral for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of September 30, 2011, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is Subject to Special Considerations due to its Operations in the PRC

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of September 30, 2011, there were no pending or outstanding material proceedings involving the Company or its subsidiaries, or any of their properties.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2011, the Company had no unregistered sales of equity securities.

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

Date: November 14, 2011	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: November 14, 2011	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer