Form 10-Q/A
period 2011-09-30
Xinde Technology Co
filed 2011-12-08
CIK 1401306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer (Check one):

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the “10-Q”) is to submit every Interactive Data File pursuant to Rule 405 of Regulation S-T.  No other material changes have been made to the 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the original filing of the 10-Q.

ITEM 6. EXHIBITS

(a)Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2010

101.INS	XBRL Instance Document	Provided herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 8, 2011	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: December 8, 2011	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer