Form 10-Q
period 2011-12-31
Xinde Technology Co
filed 2012-02-14
CIK 1401306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 13, 2012, the registrant had 240,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONTENTS

PAGES	F-1–F-2	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011 AND JUNE 30, 2011 (UNAUDITED)

PAGES	F-3	CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

PAGES	F-4–F-5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

PAGES	F-6–F-25	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010 (UNAUDITED)

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	December 31,	June 30,
	2011	2011
CURRENT ASSETS
Cash and cash equivalents	$2,632,447	$4,292,507
Restricted cash	220,393	-
Accounts receivable, net of allowance for doubtful accounts of $1,304,186 and $794,850 at December 31, 2011 and June 30, 2011, respectively	93,756,956	97,785,036
Inventories	18,799,104	10,430,199
Notes receivable, including bank acceptance notes	17,636,954	7,214,395
Prepayments for goods	6,643,966	5,710,029
Prepaid expenses and other receivables	31,448	40,362
Due from employees	108,056	39,206
Due from related party	4,133	-
Total Current Assets	139,833,457	125,511,734

LONG-TERM ASSETS
Plant and equipment, net	3,673,625	3,081,362
Land use rights, net	2,362,262	925,240
Construction in progress	179,728	889,839
Deposit for land use right	-	1,326,605
Deferred taxes	155,226	136,992
Total Long-Term Assets	6,370,841	6,360,038

TOTAL ASSETS	$146,204,298	$131,871,772

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,	June 30,
	2011	2011
CURRENT LIABILITIES
Accounts payable	$6,090,239	$6,576,118
Short-term bank loans	2,676,196	2,630,154
Customer deposits	429,474	219,819
Notes payable, including related parties	1,095,698	1,313,909
Current portion of long-term notes payable to related parties	95,959	90,864
Income tax payable	11,749,856	9,723,497
Other payables	1,267,045	1,199,764
Value added tax payable	32,322,638	26,331,151
Due to employees	113,722	78,953
Due to related parties	410,529	132,599
Accrued expenses	955,543	829,115
Deferred taxes	595,673	937,880
Total Current Liabilities	57,802,572	50,063,823

LONG-TERM LIABILITIES
Long-term portion of notes payable to related parties	176,677	221,667
Total Long-Term Liabilities	176,677	221,667

TOTAL LIABILITIES	57,979,249	50,285,490

COMMITMENT AND CONTINGENCY

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 350,000,000 shares authorized; 240,000,000 shares issued and outstanding at December 31, 2011 and June 30, 2011	240,000	240,000
Additional paid-in capital	892,334	892,334
Retained earnings (the restricted portion is $204,069 at December 31, 2011 and June 30, 2011)	77,813,803	72,613,580
Accumulated other comprehensive income	9,278,912	7,840,368
TOTAL SHAREHOLDERS’ EQUITY	88,225,049	81,586,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,204,298	$131,871,772

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

REVENUES, NET	$19,595,521	$32,387,892	$42,456,804	$62,686,928

COST OF GOODS SOLD	(15,503,846)	(25,859,579)	(34,537,473)	(51,648,735)
GROSS PROFIT	4,091,675	6,528,313	7,919,331	11,038,193

Selling and marketing	(386,073)	(658,789)	(849,956)	(1,743,953)
General and administrative	(847,776)	(260,016)	(1,130,892)	(773,331)
Bad debt recoveries	-	480,454	107,197	662,974
INCOME FROM OPERATIONS	2,857,826	6,089,962	6,045,680	9,183,883

Interest expense, net	(22,360)	(62,140)	(66,061)	(203,895)
Other income, net	39,198	122,565	51,887	238,102
Exempted value added tax	659,521	-	656,946	3,258,380

INCOME BEFORE INCOME TAXES	3,534,185	6,150,387	6,688,452	12,476,470

INCOME TAXES	(710,255)	(773,934)	(1,488,229)	(1,643,137)

NET INCOME	2,823,930	5,376,453	5,200,223	10,833,333

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	482,090	846,213	1,438,546	1,820,017
OTHER COMPREHENSIVE INCOME (LOSS)	482,090	846,213	1,438,546	1,820,017

COMPREHENSIVE INCOME	$3,306,020	$6,222,666	$6,638,769	$12,653,350

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	240,000,000	240,000,000	240,000,000	240,000,000
NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.01	$0.02	$0.02	$0.05

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,200,223	$10,833,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,677	141,449
Provision for doubtful accounts	600,591	188,804
Bad debt recoveries	(107,197)	(662,974)
Exempted value added tax	(656,946)	(3,258,380)
Deferred taxes	(360,442)	343,742
Net (gain) loss on settlement of accounts receivable and accounts payable for fixed assets	(13,372)	(7,590)
Net gain on disposal of fixed assets	(24,543)	-

Changes in operating assets and liabilities
(Increase) Decrease In:
Accounts receivable	3,518,745	(7,973,154)
Inventories	(8,368,905)	(8,866,033)
Prepayments for goods	(933,937)	(1,348,151)
Prepaid expenses and other receivables	8,911	(6,398)
Due from employees	(68,849)	94,643
Due from related parties	(4,133)	-

Increase (Decrease) In:
Accounts payable	(460,106)	286,040
Value added tax payable	6,648,434	10,052,818
Other payables	67,281	21,462
Taxes payable	2,026,359	1,459,542
Customer deposits	209,656	282,770
Due to employees	34,768	(38,135)
Due to related parties	277,929	(110,689)
Accrued expenses	126,430	257,372
Net cash provided by operating activities	7,930,574	1,690,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(72,612)	(108,891)
Purchases of construction in progress	(12,748)	(22,920)
Proceeds from sale of fixed assets	101,224	-
Payment for land use right	(137,217)	-
Repayment of notes receivable	24,155,881	44,414,853
Issuance of notes receivable	(34,410,018)	(47,738,078)
Net cash used in investing activities	(10,375,490)	(3,455,036)

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	$(220,393)	$-
Proceeds from short-term loans	940,675	743,641
Repayments of short-term loans	(940,675)	(1,725,248)
Repayments of notes payable	(1,588,634)	(137,201)
Proceeds from notes payable	1,303,228	654,601
Net cash used in financing activities	(505,799)	(464,207)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,950,715)	(2,228,772)
Effect of exchange rate changes on cash	1,290,655	1,740,813
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,632,447	$2,911,401

SUPPLEMENTARY CASH FLOW INFORMATION
Income taxes paid	$12,610	$10,752
Interest paid	$100,814	$155,489

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the six months ended December 31, 2011, accounts payable with an aggregate carrying amount of $25,773 was settled by two fixed assets with a fair value of $12,401, resulting in a gain of $13,372.

2. During the six months ended December 31, 2010, accounts payable with an aggregate carrying amount of $14,873 was settled by two fixed assets with a fair value of $7,283, resulting in a gain of $7,590.

3. During the six months ended December 31, 2011, fixed assets with a net book value of $76,681 were sold for cash $101,224, resulting in a $24,543 gain.

4. During the six months ended December 31, 2011, $735,467 was transferred from construction in progress to plant and equipment.

5. During the six months ended December 31, 2011, $1,463,822 was transferred from deposit to land use right.

See accompanying notes to the condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

Details of the Company as of December 31, 2011 are as follows:

Name	Place and Date of Establishment/ Incorporation	Relationship	Principal Activities

Xinde Industrial Limited (“XIL”), formerly Jolly Promise Ltd. (“JPL”)	British Virgin Island July 2, 2008	Wholly-owned subsidiary of Xinde	Investment holding company

H.K. Sindhi Fuel Injection Co., Ltd (“HKSIND”)	Hong Kong, PRC, June 7, 2004	Wholly-owned subsidiary of XIL	Investment holding company

On December 30, 2011, Jolly Promise Ltd. changed its name to Xinde Industrial Limited. (“XIL”).

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term notes payable	$272,635	-	$272,635	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at December 31, 2011.

(d)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents. Restricted cash represents time deposits to guarantee bank acceptance notes. Also see Note 11.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the six months ended December 31, 2011.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales are recognized. For the six months ended December 31, 2011 and 2010, warranty expense was $227,226 and $281,144, respectively, and is included in cost of goods sold in the accompanying condensed consolidated statements of income and comprehensive income.

(l)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the six months ended December 31, 2011 and 2010 are $176,338 and $75,105, respectively. The retirement benefits expenses are included in cost of sales, selling expenses, and general and administrative expenses.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

	December 31, 2011	June 30, 2010	December 31, 2010

Period ended RMB: US$ exchange rate	6.3523	6.4635	6.6118
Average RMB: US$ exchange rate for three months ended	6.3535	-	6.6670
Average RMB: US$ exchange rate for six months ended	6.3784	-	6.7237

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the six months ended December 31, 2011 and 2010.

(p)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the six months ended December 31, 2011 and 2010.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 4 – CONCENTRATIONS

(a)	Customers

The Company’s major customers accounted for the following percentages of total sales and accounts receivable as follows:

	Sales Six Months Ended		Accounts Receivable
	December 31,		December 31,	June 30,
Major Customers	2011	2010	2011	2011

Company A	2.2%	3.4%	0.7%	2.6%
Company B	2.1%	3.1%	1.0%	2.8%
Company C	2.0%	3.0%	0.6%	2.8%
Company D	1.9%	2.9%	1.3%	3.0%
Company E	1.7%	2.9%	1.5%	3.0%

(b)	Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Six Months Ended		Accounts Payable
	December 31,		December 31,	June 30,
Major Suppliers	2011	2010	2011	2011

Company F	6.2%	10.1%	0.7%	0.9%
Company G	5.2%	5.4%	-	1.1%
Company H	4.0%	3.8%	0.2%	0.0%
Company I	3.7%	3.4%	0.5%	0.9%
Company J	3.4%	3.1%	0.0%	0.3%

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31, 2011	June 30, 2011
Raw materials	$12,020,174	$7,503,324
Work-in-progress	6,017,135	1,325,905
Finished goods	761,795	1,600,970
Total inventories	$18,799,104	$10,430,199
F-14

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

		December 31, 2011	June 30, 2011
Notes receivable from unrelated parties:
Due December 13, 2011, interest at 12% per annum (Settled on due date)		$-	$1,547,149
Due December 13, 2011, interest free (Settled on due date)		-	9,283
Due June 13, 2012, interest at 12% per annum	(a)	1,574,233	-
Due June 13, 2012, interest free		103,899	-
Due December 24, 2011, interest at 10% per annum (Settled on due date)		-	25,741
Due December 24, 2011, interest free (Settled on due date)		-	2,661
Due March 24, 2012, interest at 10% per annum		23,613	-
Due March 24, 2012, interest free		3,568	-
Due January 10, 2012, interest free (Settled on due date)		128,562	61,370
Due January 10, 2012, interest at 12% per annum (Settled on due date)		1,101,963	1,083,005
Subtotal		$2,935,838	$2,729,209

Bank acceptance notes (aggregated by month of maturity):
Due July, 2011 (Settled on its due date)		-	1,547
Due August, 2011 (Settled on its due date)		-	77,357
Due September, 2011 (Settled on its due date)		-	416,476
Due October, 2011 (Settled on its due date)		-	909,254
Due November, 2011 (Settled on its due date)		-	1,724,762
Due December, 2011 (Settled on its due date)		-	1,355,790
Due January, 2012 (Settled on its due date)		2,397,165	-
Due February, 2012 (Settled on its due date)		3,942,112	-
Due March, 2012		3,598,093	-
Due April, 2012		1,844,558	-
Due May, 2012		1,602,369	-
Due June, 2012		1,316,819	-
Subtotal		14,701,116	4,485,186
Total		$17,636,954	$7,214,395

(a) The notes are secured by the total assets of the borrower.

Notes receivable from unrelated parties are unsecured except for (a).

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		December 31, 2011	June 30, 2011

Jin Xin	(a)	$-	$373
Liu Dianjun	(b)	333,221	53,154
Li Zengshan	(c)	77,308	79,072
Total due to related parties		$410,529	$132,599

(II)	Due From Related Party

		December 31, 2011	June 30, 2011

Jin Xin	(a)	$4,133	$-
Total due from related party		$4,133	$-

(III)	Due From Employees

		December 31, 2011	June 30, 2011

Current		$108,056	$39,206
Total due from employees	(d)	$108,056	$39,206

(IV)	Due To Employees

		December 31, 2011	June 30, 2011

Current		$113,722	$78,953
Total due to employees	(e)	$113,722	$78,953

(a)	Jin Xin is a shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The receivable balance represents traveling advances, which are unsecured, interest-free and collectible on demand. The payable balance represented business related expenses paid by Jinxin on behalf of the Company, which was unsecured, interest-free and had no fixed repayment term.

(b)	Liu Dianjun is a shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent amounts advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(c)	Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances represent business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and have no fixed repayment terms.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES (CONTINUED)

(d)	Due from employees are interest-free, unsecured and have no fixed repayment terms. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

(e)	Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

NOTE 8 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	December 31, 2011	June 30, 2011

Cost of land use rights	$2,551,760	$1,087,939
Less: Accumulated amortization	(189,498)	(162,699)
Land use rights, net	$2,362,262	$925,240

Amortization expense for the six months ended December 31, 2011 and 2010 was $26,799 and $11,466, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (six months)	$26,799
2013	53,598
2014	53,598
2015	53,598
2016	53,598
Thereafter	2,121,071
Total	$2,362,262

Two land use rights with an aggregate net book value of $53,080 and $52,995 at December 31, 2011 and June 30, 2011, respectively, were registered in the names of two members of management of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of June 2012. One of the land use rights has been pledged as collateral for bank loans borrowed by Li Zengshan (shareholder and officer of the Company) in the amount of $272,636. Also see Note 14.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 9 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2011	June 30, 2011

Buildings	$3,022,473	$2,970,474
Machinery and equipment	1,962,367	1,176,778
Office equipment	62,504	60,458
Motor vehicles	457,152	553,238
	5,504,496	4,760,948
Less : Accumulated depreciation
Buildings	(611,067)	(551,032)
Machinery and equipment	(867,750)	(759,902)
Office equipment	(47,139)	(43,336)
Motor vehicles	(304,915)	(325,316)
	(1,830,871)	(1,679,586)
Plant and equipment, net	$3,673,625	$3,081,362

Depreciation expense for the six months ended December 31, 2011 and 2010 was $182,878 and $129,983 respectively.

At December 31, 2011, the legal title to three motor vehicles with a total net book value of $60,391, were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the three motor vehicles will be completed by the end of June 2012.

One office building was pledged as collateral for bank loans borrowed by Li Zengshan (a shareholder and officer of the Company) in the amount of $272,636. Also see Note 14.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,300,971 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of June 2012.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	December 31, 2011	June 30, 2011
Weifang Bank:

Monthly interest only payments at 9.88% per annum, due January 24, 2012, guaranteed by Weifang Huaxin Diesel Engine Co., Ltd. (Repaid on its due date)	$314,846	$309,430

Monthly interest only payments at 7.43% per annum, due July 22, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	-	618,860

Monthly interest only payments at 8.83% per annum, due February 27, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	314,847	309,430

Monthly interest only payments at 9.18% per annum, due July 22, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	629,693	-

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due July 29, 2011, collateralized by land use rights. (Repaid on its due date)	-	309,430

Monthly interest only payments at 6.39% per annum, due January 9, 2012, guaranteed by Weifang Jinma Diesel Engine Co.,Ltd. and Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	1,101,963	1,083,004

Bank of China:

Monthly interest only payments at 7.87% per annum, due July 14, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	314,847	-
Total	$2,676,196	$2,630,154

Interest expense for short-term bank loans for the six months ended December 31, 2011 and 2010 was $194,896 and $191,911, respectively.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		December 31, 2011	June 30, 2011
Bank acceptance notes:
Due February 5, 2012 (Repaid on its due date)		$314,847	$-
Subtotal	(a)	314,847	-

Notes payable to an unrelated individual:

Due August 4, 2011, interest at 14.40% per annum with the principal payable at the due date. (Repaid on its due date)		-	456,409
Due October 1, 2011, interest free with the principal payable at the due date. (Repaid on its due date)		-	6,568
Due November 27, 2011, interest at 12% per annum with the principal payable at the due date. (Repaid on its due date)		-	154,715
Due May 4, 2012, interest at 14.36% per annum with the principal payable at the due date.		398,785	392,976
Due May 4, 2012, interest at 12% per annum with the principal payable at the due date.		103,899	148,526
Due June 30, 2012, interest at 12% per annum with the principal payable at the due date.		157,423	-
Due September 18, 2012, interest at 36% per annum with the principal payable at the due date.		31,485	-
Subtotal		691,592	1,159,194

Notes payable to related individuals:

Due December 24, 2011, interest at 10% per annum with the principal payable at the due date	(b)	-	100,565
Due June 28, 2012, interest at 10% per annum with the principal payable at the due date	(b)	89,259	54,150
Subtotal		89,259	154,715

Total		$1,095,698	$1,313,909

(a)	The bank acceptance notes are secured by $220,393 of restricted cash at December 31, 2011.

(b)	The notes were due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 12 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:

		December 31, 2011	June 30, 2011
Notes payable to related individuals:
Due August 4, 2014, monthly interest payment at 7.46% per annum. Principal is repaid every month in 60 equal installments from August 4, 2009.	(a)	$272,636	$312,531
Total long-term notes payable		272,636	312,531
Less: Current portion		(95,959)	(90,864)
Long-term portion		$176,677	$221,667

The repayment schedule for long-term notes payable is as follows:

Years Ended December 31,	Amount
2012	$95,959
2013	103,372
2014	73,305
Total	$272,636

(a)	This note is due to Mr. Li Zengshan, who is a shareholder of the Company. The balance represents a loan to the Company to support business operations.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

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

The Company received written authorization from the local Chinese government to extend the payment of its current income tax due of approximately $11.7 million.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the six months ended December 31, 2011 and 2010 are summarized as follows:

	December 31, 2011	December 31, 2010
Current:
Provision for CIT	$1,848,671	$1,299,395

Deferred:
Provision for CIT	(360,442)	343,742

Income tax expense	$1,488,229	$1,643,137

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the six months ended December 31, 2011 and 2010 (computed by applying the CIT rate of 25% percent to income before income taxes) is as follows:

	December 31, 2011	December 31, 2010

Computed “expected” expense	$1,672,113	$3,119,117
Permanent differences	(183,884)	(832,142)
Favourable tax rates	-	(643,838)

Income tax expense	$1,488,229	$1,643,137

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of December 31, 2011 and June 30, 2011 is as follows:

	December 31, 2011	June 30, 2011
Deferred tax assets:
Current portion:
Sales	$471	$462
Bad debt provision	139,971	164,010
Other expenses	298,207	231,700
Subtotal	438,649	396,172

Deferred tax liabilities:
Current portion:
Sales cut-off	(914,224)	(1,256,924)
Other	(120,098)	(77,128)
Subtotal	(1,034,322)	(1,334,052)

Net deferred tax liabilities- current portion	(595,673)	(937,880)

Deferred tax assets:
Non-current portion:
Depreciation	154,717	132,055
Amortization	509	4,937
Subtotal	155,226	136,992

Net deferred tax assets - non-current portion	155,226	136,992

Total net deferred tax liabilities	$(440,447)	$(800,888)
F-23

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the six months ended December 31, 2011 and 2010 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended December 31, 2011 and 2010.

The pro forma combined effects of the favorable tax rates available to the Company for the six months ended December 31, 2011 and 2010 are as follows:

	For the Six Months Ended December 31,
	2011	2010
Tax holiday effect	$-	$643,838
Basic net income per share effect	$-	$0.01

(c)	Value Added Tax (“VAT”)

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

In the six months ended December 31, 2011 and 2010, output VAT payable of $656,946 and $3,258,380, respectively, was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in income of $656,946 and $3,258,380, respectively, which was reflected in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended December 31, 2011 and 2010.

The VAT payable was $32,322,638 and $26,331,151 at December 31, 2011 and June 30, 2011, respectively. The Company received written authorization from the local tax authorities to defer the payment of its current VAT payable in anticipation of additional future exemptions from the local tax bureau.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the three and six MONTHS ENDED DECember 31, 2011 and 2010

(UNAUDITED)

NOTE 14 – COMMITMENT AND CONTINGENCY

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $272,636. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged as collateral for the bank loans. (Also see Notes 8 and Note 9)

A default by Mr. Li Zengshan is considered remote by management. No liability for the guarantor’s obligation under the guarantee contract was recognized as of December 31, 2011.

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

Summary of the Company’s Current Business

The Company operates in one business segment, the design, development, manufacturing and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the People’s Republic of China. However, our products compete in three primary product segments, namely (1) fuel injection system products, (2) diesel engine products and (3) generator products. We believe our broad range of products (including non-vehicle diesel engines, diesel generators, injection pumps, injectors and three-coupling components and agricultural machinery and construction machinery) increases our competitiveness.

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

We have developed fuel injection system products that already meet the Euro III Emissions Standard, which is most relevant in light of China’s implementation of the Euro III Emissions Standard in 2010.  Furthermore, we believe that we are China’s only company with exclusive intellectual property rights for fuel injection systems meeting such Euro III Emissions Standard which could lead to broad market appeal. Due to our strict technical standards and quality control in production process, our products have become well-known brands in their markets throughout China. Our Company has always placed quality control first and we received our ISO9001 certification in 2005.

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

The above described corporate structure of the Company and our subsidiaries is illustrated below:

Each of our subsidiaries has its own marketing network. The Company’s goal is to utilize each of such networks to create a countrywide network. The Company has made its after-sales service a priority, setting up a special after-sales service management department to provide users with after-sales services.

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.  The Company website in English is www.chinaxinde.cn. The Company’s common stock is currently quoted on the OTCQB under the symbol “WTFS.OB”.

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

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of December 31, 2011 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-term notes payable	$272,635	$—	$272,635	$—

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at December 31, 2011.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the six months ended December 31, 2011 and 2010, warranty expense was $227,226 and $281,144, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

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

	December 31, 2011	June 30, 2010	December 31, 2010
Period ended RMB: US$ exchange rate	6.3523	6.4635	6.6118
Average RMB: US$ exchange rate for three months ended	6.3535	-	6.6670
Average RMB: US$ exchange rate for six months ended	6.3784	-	6.7237

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. Our sales made outside of the PRC were insignificant for the three months ended December 3, 2011 and 2010.

Results of Operations For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended December 31, 2011 and 2010:

	For the Three Months Ended December 31,

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	19,595,521	100%	32,387,892	100%	(12,792,371)	(39)%

COST OF GOODS SOLD	(15,503,846)	(79)%	(25,859,579)	(80)%	10,355,733	(40)%
GROSS PROFIT	4,091,675	21%	6,528,313	20%	(2,436,638)	(37)%

Selling and marketing	(386,073)	(2)%	(658,789)	(2)%	272,716	(41)%
General and administrative	(847,776)	(4)%	(260,016)	(1)%	(587,760)	226%
Bad debt recoveries	-	-	480,454	1%	(480,454)	(100)%
INCOME FROM OPERATIONS	2,857,826	15%	6,089,962	19%	(3,232,136)	(53)%

	For the Three Months Ended December 31,

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Interest expense, net	(22,360)	(0.11)%	(62,140)	(0.19)%	39,780	(64)%
Other income, net	39,198	0.20%	122,565	0.38%	(83,367)	(68)%
Exempted value added tax	(659,521)	(3.37)%	-	-	(659,521)	-
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,534,185	18%	6,150,387	19%	(2,616,202)	(43)%
INCOME TAXES	(710,255)	(4)%	(773,934)	(2)%	63,679	(8)%
NET INCOME	2,823,930	14%	5,376,453	17%	(2,552,523)	(47)%
OTHER COMPREHENSIVE INCOME	482,090	2%	846,213	3%	(364,123)	(43)%
Foreign currency translation gain	482,090	2%	846,213	3%	(364,123)	(43)%

COMPREHENSIVE INCOME	3,306,020	17%	6,222,666	19%	(2,916,646)	(47)%

Revenues

Our revenues are derived from the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	For the Three Months Ended December 31,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electric pumps	2,063,767	11%	2,176,933	6%	(113,166)	(5)%
Multi-cylinder pumps	5,007,927	26%	7,958,357	24%	(2,950,430)	(37)%
Single-cylinder pumps	219,481	1%	636,195	2%	(416,714)	(66)%
Fuel muzzles	1,091,960	6%	1,743,203	5%	(651,243)	(37)%
Parts	137,203	1%	203,467	1%	(66,264)	(33)%
Diesel engines	8,322,714	43%	14,097,204	44%	(5,774,490)	(41)%
Generator sets	2,313,159	12%	5,389,026	17%	(3,075,867)	(57)%
Accessories	444,890	2%	191,947	1%	252,943	132%
Less: sales tax	(5,580)	(0.03)%	(8,440)	(0.03)%	2,860	(34)%
Total	19,595,521	100%	32,387,892	100%	(12,792,371)	(39)%

Our revenues decreased by 39% to $19,595,521 for the three months ended December 31, 2011 from $32,387,892 for the three months ended December 31, 2010. This decrease was primarily attributable to a decrease in the sales of diesel engines and generator sets, which decreased by 41% and 57% and accounted for 43% and 12% of our total revenue, respectively, for the three months ended December 31, 2011.

The main reason for this decline was attributable to: (i) the fact that after June 2011, the electricity shortage problem in China has been effectively controlled; meanwhile, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market for diesel engines and generator sets compared with same period in 2010, (ii) our reduction in the production of our older style products; since high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC, we adjusted our product structure to introduce more products with greater engine power to accommodate this new trend; moving forward, our plan is to focus on the greater power diesel engines and generator sets market, which is expected to continue to grow, as well as emerging markets in northern China to the extent that we can be profitable in such markets, (iii) the implementation by the Chinese government of tighter monetary policies; for example, increases in lending interest rates have curtailed domestic spending which also adversely impacted the diesel engines and generator sets market and (iv) as a response to the declining market and the overall credit policy in China, our imposition of stricter standards when we choose our customers. Although this has led to fewer sales, management believes that this strategy will lead to increased cash flow in the long-term.

Cost of Goods Sold

The principal component of our cost of goods sold is the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the three months indicated:

	For the Three Months Ended December 31,
	2011		2010		Comparisons
	Amount	% of Cost of Sales	Amount	% of Cost of Sales	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electric pumps	1,448,224	9%	1,864,108	7%	(415,884)	(22)%
Multi-cylinder pumps	3,607,451	23%	5,319,050	21%	(1,711,599)	(32)%
Single-cylinder pumps	215,209	1%	616,827	2%	(401,618)	(65)%
Fuel muzzles	982,565	6%	1,577,788	6%	(595,223)	(38)%
Parts	128,077	1%	182,438	1%	(54,361)	(30)%
Diesel engines	6,626,978	43%	11,974,795	46%	(5,347,817)	(45)%
Generator sets	2,000,607	13%	4,019,254	16%	(2,018,647)	(50)%
Accessories	394,920	3%	156,129	1%	238,791	153%
Sales warranty cost	99,815	1%	149,190	1%	(49,375)	33%
Total	15,503,846	100%	25,859,579	100%	(10,355,733)	(40)%

Our cost of goods sold decreased by 40%, or $10,355,733, to $15,503,846 for the three months ended December 31, 2011 from $25,859,579 for the three months ended December 31, 2010. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the three months indicated:

	For the Three Months Ended December 31,
	2011		2010		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electric pumps	615,543	30%	312,825	14%	302,718	16%
Multi-cylinder pumps	1,400,476	28%	2,639,307	33%	(1,238,831)	(5)%
Single-cylinder pumps	4,272	2%	19,368	3%	(15,096)	(1)%
Fuel muzzles	109,395	10%	165,415	9%	(56,020)	(1)%
Parts	9,126	7%	21,029	10%	(11,903)	(4)%
Diesel engines	1,695,736	20%	2,122,409	15%	(426,673)	5%
Generator sets	312,552	14%	1,369,772	25%	(1,057,220)	(12)%
Accessory	49,970	11%	35,818	19%	14,152	(7)%
Less: sales tax	(5,580)	-	(8,440)	-	2,860	-
Sales warranty	(99,815)	-	(149,190)	-	49,375	-
Total	4,091,675	21%	6,528,313	21%	(2,436,638)	-

Our gross profit decreased by 37%, or $2,436,638, to $4,091,675 for the three months ended December 31, 2011 as compared to $6,677,503 for the three months ended December 31, 2010. This decrease was primarily due to the decrease of gross profit for multi-cylinder pumps and generator sets, which was in line with our decrease in sales. At the same time, our gross margin for the three months ended December 31, 2011 was 21%, which has remained stable from the three months ended December 31, 2010.

The gross profit derived from multi-cylinder pumps decreased by 47%, or $1,238,831, to $1,400,476 for the three months ended December 31, 2011 from $2,638,307 for the three months ended December 31, 2010. Meanwhile, gross margins decreased from 33% to 28% due to the fact that we (i) adjusted the sales price for traditional multi-cylinder pumps downward as a response to the keen competition in the market, (ii) started to adjust product mix by introducing more products with higher gross margins and (iii) focused on our electric pump market.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the three months ended December 31, 2011. Selling and marketing expenses decreased by 41%, or $272,716, to $386,073 for the three months ended December 31, 2011 from $658,789 for the three months ended December 31, 2010. This decrease was primarily due to the decline in sales commissions fees in connection with the decrease in revenues.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provisions, payroll, consulting fees, property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 226%, or $587,760, to $847,776 for the three months ended December 31, 2011 from $260,016 for the three months ended December 31, 2010. This increase was primarily due to the provision for doubtful accounts of $602,945. Our general and administrative expenses were approximately 4% of revenues, which has increased from the three months ended December 31, 2010.

Income from Operations

As a result of the foregoing, our income from operations decreased by 53%, or $3,232,136, to $2,857,826 for the three months ended December 31, 2011 from $6,089,962 for the three months ended December 31, 2010.

Interest Expense, Net

For the three months ended December 31, 2011 and 2010, interest expense, net was $22,360 and $62,140, or 0.1% and 0.20% of our revenues, respectively. The decrease in interest expense, net was mainly due to the increase in interest income of $82,745 resulting from notes receivable to an unrelated company for the three months ended December 31, 2011.

Other Income, Net

Other income, net was $39,198 for the three months ended December 31, 2011 compared to other income, net of $122,565 for the three months ended December 31, 2010. This was primarily due to a gain of $90,276 from waived accounts payable for the three months ended December 31, 2010.

Exempted Value Added Tax

To honor our on-going contributions to the local economy and our achievement of becoming a public company in the United States, the local tax bureau exempted our output VAT payable of $659,521, which was recorded as exempted value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the three months ended December 31, 2011.

Income Tax Expense

Our income tax expense decreased by 8%, or $63,679, to $710,255 for the three months ended December 31, 2011 from $773,934 for the three months ended December 31, 2010. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “new CIT law”), which went into effective on January 1, 2008. In accordance with the relevant tax laws and regulations of PRC, the applicable corporate income tax rate for Hengyuan, Jinma and Huaxin is 25%. However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company in the three months ended December 31, 2011 increased to 20% from 13% in the three months ended December 31, 2010, which is mainly attributable to the change of the income tax computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach of applying the income tax rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income decreased by 47%, or $2,552,523, to $2,823,930 for the three months ended December 31, 2011 from $5,376,453 for the three months ended December 31, 2010.

Results of Operations For the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the six months ended December 31, 2011 and 2010:

	For the Six Months Ended December 31,

	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	42,456,804	100%	62,686,928	100%	(20,230,124)	(32)%

COST OF GOODS SOLD	(34,537,473)	(81)%	(51,648,735)	(82)%	17,111,262	(33)%
GROSS PROFIT	7,919,331	19%	11,038,193	18%	(3,118,862)	(28)%

Selling and marketing	(849,956)	(2)%	(1,743,953)	(3)%	893,997	(51)%
General and administrative	(1,130,892)	(2.7)%	(773,331)	(1.2)%	(357,561)	46%
Bad debt recoveries	107,197	0.3%	662,974	1%	(555,777)	(84)%
INCOME FROM OPERATIONS	6,045,680	14%	9,183,883	15%	(3,138,203)	(34)%

Interest expense, net	(66,061)	(0.2)%	(203,895)	(0.3)%	137,834	(68)%
Other income, net	51,887	0.1%	238,102	0.4%	(186,215)	(78)%
Exempted value added tax	656,946	2	3,258,380	5%	(2,601,434)	(80)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	6,688,452	16%	12,476,470	20%	(5,788,018)	(46)%
INCOME TAXES	(1,488,229)	(4)%	(1,643,137)	(3)%	154,908	(9)%
NET INCOME	5,200,223	12%	10,833,333	17%	(5,633,110)	(52)%
OTHER COMPREHENSIVE INCOME	1,438,546	3%	1,820,017	3%	(381,471)	(21)%
Foreign currency translation gain	1,438,546	3%	1,820,017	3%	(381,471)	(21)%

COMPREHENSIVE INCOME	6,638,769	16%	12,653,350	20%	(6,014,581)	(48)%

Revenues

Our revenues are derived from the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the six months indicated:

	For the Six Months Ended December 31,
	2011		2010		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electric pumps	3,450,408	8%	5,562,934	9%	(2,112,526)	(38)%
Multi-cylinder pumps	10,254,146	24%	18,413,935	29%	(8,159,789)	(44)%
Single-cylinder pumps	377,217	1%	1,084,622	2%	(707,405)	(65)%
Fuel muzzles	1,968,442	5%	3,271,893	5%	(1,303,451)	(40)%
Parts	247,355	1%	372,155	1%	(124,800)	(34)%
Diesel engines	14,572,406	34%	22,674,195	36%	(8,101,789)	(36)%
Generator sets	11,122,864	26%	9,971,357	16%	1,151,507	12)%
Accessories	480,087	1%	1,352,257	2%	(872,170)	(64)%
Less: sales tax	(16,121)	(0.04)%	(16,420)	(0.03)%	299	(2)%
Total	42,456,804	100%	62,686,928	100%	(20,230,124)	(32)%

Our revenues decreased by 32%, or $20,230,124, to $42,456,804 for the six months ended December 31, 2011 from $62,686,928 for the six months ended December 31, 2010. This decrease was primarily attributable to a decrease in the sales of diesel engines and multi-cylinder pumps, which decreased by 36% and 29% and accounted for 34% and 24% of our total revenue, respectively, for the six months ended December 31, 2011.

The main reason for this decline was attributable to: (i) the fact that after June 2011, the electricity shortage problem in China has been effectively controlled; meanwhile, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market for diesel engines and generator sets compared with same period in 2010, (ii) our reduction in the production of our older style products; since high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC, we adjusted our product structure to introduce more products with greater engine power to accommodate this new trend; moving forward, our plan is to focus on the greater power diesel engines and generator sets market, which is expected to continue to grow, as well as emerging markets in northern China to the extent that we can be profitable in such markets, (iii) the implementation by the Chinese government of tighter monetary policies; for example, increases in lending interest rates have curtailed domestic spending which also adversely impacted the diesel engines and generator sets market and (iv) as a response to the declining market and the overall credit policy in China, our imposition of stricter standards when we choose our customers. Although this has led to fewer sales, management believes that this strategy will lead to increased cash flow in the long-term.

Cost of Goods Sold

The principal component of our cost of goods sold is the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the six months indicated:

	For the Six Months Ended December 31,
	2011		2010		Comparisons
	Amount	% of Cost of Sales	Amount	% of Cost of Sales	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electric pumps	2,520,868	7%	4,123,085	8%	(1,602,217)	(39)%
Multi-cylinder pumps	7,550,937	22%	12,913,356	25%	(5,362,419)	(42)%
Single-cylinder pumps	344,644	1%	969,005	2%	(624,361)	(64)%
Fuel muzzles	1,401,853	4%	2,912,647	6%	(1,510,794)	(52)%
Parts	240,161	1%	364,155	1%	(123,994)	(34)%
Diesel engines	11,920,651	35%	20,484,108	40%	(8,563,457)	(42)%
Generator sets	9,908,706	29%	8,568,572	17%	1,340,134	6%
Accessories	422,427	1%	1,032,663	2%	(610,236)	59%
Sales warranty	227,226	1%	281,144	1%	(53,918)	(19)%
Total	34,537,473	100%	51,648,735	100%	(17,111,262)	(33)%

Our cost of goods sold decreased by 33%, or $17,111,262, to $34,537,471 for the six months ended December 31, 2011 from $51,648,735 for the six months ended December 31, 2010. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the six months indicated:

	For the Six Months Ended December 31,
	2011		2010		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electric pumps	929,540	27%	1,439,849	26%	(510,309)	1%
Multi-cylinder pumps	2,703,209	26%	5,500,579	30%	(2,797,370)	(4)%
Single-cylinder pumps	32,573	9%	115,617	11%	(83,044)	(2)%
Fuel muzzles	566,589	29%	359,246	11%	207,343	18%
Parts	7,194	3%	8,000	2%	(806)	1%
Diesel engines	2,651,755	18%	2,190,087	10%	461,668	9%
Generator sets	1,214,158	11%	1,402,785	14%	(188,627)	(3)%
Accessory	57,660	12%	319,594	24%	(261,934)	(12)%
Less: sales tax	(16,121)	-	(16,420)	100%	299	-
Sales warranty	(227,226)	-	(281,144)	-	53,918	-
Total	7,919,331	19%	11,038,193	18%	(3,118,862)	1%

Although our gross profit decreased by 28%, or $3,118,862, to $7,919,331 for the six months ended December 31, 2011 as compared with $11,038,193 for the six months ended December 31, 2010, our margin for the six months ended December 31, 2011 increased by 1% from the six months ended December 31, 2010. This was mainly due to the Company’s efforts since July 2010 to adjust our product structure by introducing more products with higher gross margins and reducing the production and sales scale for products of older styled diesel engines and generator sets with lower gross margins. Additionally, we raised the price of certain popular products of electric pumps and diesel engines in 2011.

We expect our overall average gross margin to grow as we expand our high-margin products.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the six months ended December 31, 2011. Selling and marketing expenses decreased by 51%, or $893,997, to $849,956 for the six months ended December 31, 2011 from $1,743,953 for the six months ended December 31, 2010. This decrease was primarily due to a decrease of $849,337 in total in sales commission fees in line with our revenues decreased as discussed above and promotional fees in connection with sales activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, payroll, consulting fees,   property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 46%, or $357,561, to $1,130,893 for the six months ended December 31, 2011 from $773,331 for the six months ended December 31, 2010. This increase was primarily due to the increase of $411,787 in bad debt provision. Our general and administrative expenses were approximately 2.7% of revenues, which has increased 1.5% from the six months ended December 31, 2010.

Income from Operations

As a result of the foregoing, our income from operations decreased by 34%, or $3,138,203, to $6,045,680 for the six months ended December 31, 2011 from $9,183,883 for the six months ended December 31, 2010.

Interest Expense, Net

For the six months ended December 31, 2011 and 2010, interest expense, net was $66,061 and $203,895, or 0.16% and 0.33% of our revenues, respectively. The decrease in interest expense, net was mainly due to the increase in interest income of $163,722 resulting from notes receivable to an unrelated party for the six months ended December 31, 2011.

Other Income, Net

Other income was $51,887 for the six months ended December 31, 2011 compared to other income of $238,102 for the six months ended December 31, 2010. This was primarily due to a decrease of $186,215 from the forfeiture of customer deposits and the forgiveness of accounts payable.

Exempted Value Added Tax

To honor our on-going contributions to the local economy and our achievement of becoming a public company in the United States, the local tax bureau exempted our output VAT payable of $656,946 and $3,258,380 for six months ended December 31, 2011 and 2010 respectively, which was recorded as exempted value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the six months ended December 31, 2011 and 2010.

Income Tax Expense

Our income tax expenses decreased by 9%, or $154,908, to $1,488,229 for the six months ended December 31, 2011 from $1,643,137 for the six months ended December 31, 2010.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for Hengyuan, Jinma and Huaxin is 25%. However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company in six months ended December 31, 2011 increased to 22% from 13% in six months ended December 31, 2010, which is mainly attributable to the change of the income tax computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach of applying the income tax rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income decreased by 52%, or $5,633,110, to $5,200,223 for the six months ended December 31, 2011 from $10,833,333 for the six months ended December 31, 2010.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Six months ended December 31,
	2011	2010
	$	$

Net cash provided by operating activities	7,930,574	1,690,471
Net cash used in by investing activities	(10,375,490)	(3,455,036)
Net cash used in financing activities	(505,799)	(464,207)
Net decrease increase in cash and cash equivalents	(2,950,715)	(2,228,772)
Effect of exchange rate changes on cash	1,290,655	1,740,813
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
Cash and cash equivalents at end of period	2,632,447	2,911,401

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

Operating Activities

Net cash provided by operating activities primarily consists of net income, as adjusted by bad debt expense, depreciation and amortization, deferred income taxes, gain on disposal of property, and changes in operating assets and liabilities including accounts receivable, prepayments, deposits and other receivables, amounts due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash provided by operating activities was $7,930,574 for the six months ended December 31, 2011, which is primarily attributable to our net income of $5,200,223 and the increase in value added tax payable of $6,648,434, adjusted by the increase in accounts receivable of $3,518,745, offset by the decrease in inventories of $8,368,905, the decrease in prepayments for goods of $933,937 and the decrease in exempted value added tax of $656,946.

.

Net cash provided by operating activities was $1,690,471 for the six months ended December 31, 2010, which is primarily attributable to our net income of $10,833,333, adjusted by the increase in value added tax payable of $10,052,818 and the increase in taxes payable of $1,459,542, offset by the decrease in accounts receivable of $8,636,128, the decrease in inventories of $8,866,033, the decrease in refunded value added tax of $3,258,380 and the decrease in prepayments for goods of $1,348,151.

The increase was primarily attributable to significantly decreased accounts receivable as a result of the decline in the overall demand in the diesel engines and generator sets market due to the tightened credit policy in China offset by the increase in inventories to prepare for the production in the upcoming peak season in the northern China market.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, proceeds from sale of fixed assets and notes receivable.

Net cash used in investing activities was $10,375,490 for the six months ended December 31, 2011, which is primarily attributable to an increase in the issuance of notes receivable of $34,410,018 and an increase in payment for land use right of $137,217, offset by a decrease in the repayment of notes receivable of $24,155,881.

Net cash used in investing activities was $3,455,036 for the six months ended December 31, 2010, which is primarily attributable to the increase in the issuance of notes receivable of $47,738,078, offset by a decrease in the repayment of notes receivable of $44,414,853.

Due to the excellent sales performance in the year ended June 30, 2011, a significant amount of bank acceptance notes were collected in six months ended December 31, 2011, which caused the increase in net cash used in investing activities.

Financing Activities

Net cash used in financing activities primarily consists of restricted cash, proceeds from short-term loans, repayments of short-term loans, repayments of notes payable and proceeds from notes payable.

Net cash used by financing activities was $505,799 for the six months ended December 31, 2011, which is primarily attributable to an decrease in repayments of note payable of $1,588,634 and a decrease in repayments of short-term loans of $940,675, offset by an increase in proceeds from notes payable of $1,303,228 and an increase in proceeds from short-term loans of $940,675.

Net cash used in financing activities was $464,207 for the six months ended December 31, 2010, which is primarily attributable to an increase in repayments of short-term loans of $1,725,248, offset by a decrease in proceeds from short-term loans of $743,641 and a decrease in proceeds from notes payable of $654,601.

Due to the stable general financing policy of the Company during the six months ended December 31, 2011, the cash flow in financing activities did not fluctuate significantly as compared to the same period in 2010.

Working Capital

Our working capital was $82,030,885 for the six months ended December 31, 2011, as compared with $75,447,911 for the year ended June 30, 2011, which is primarily attributable to an increase in notes receivable of $10,422,559 and an increase in inventories of $8,368,905, offset by a decrease in cash and cash equivalents of $1,660,060, a decrease in value added tax payable of $5,991,487 and a decrease in income tax payable of $2,026,359.

We believe that we will generate sufficient cash during the next twelve months to fund our operations, service our debt and remain in a positive cash position based on anticipated revenues, which is received primarily in cash, and sources of short-term debt that we expect to be available to us. The Company also had cash flow from operations of approximately $7,900,000 for the six months ended December 31, 2011. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

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

The following tables summarize our contractual obligations as of December 31, 2011, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$2,676,196	$2,676,196	$—
Notes payable	1,272,375	1,095,698	176,677
Total Contractual Obligations:	$3,948,571	$3,771,894	$176,677

Bank indebtedness consists of secured and unsecured borrowings from Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loans from an unrelated individual and related individuals.

On August 4, 2009, Hengyuan had entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $272,636. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged as collateral for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of December 31, 2011, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of December 31, 2011, there were no pending or outstanding material proceedings involving the Company or its subsidiaries, or any of their properties.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2011, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Provided herewith

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2010

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2012	By:	/s/ Dianjun Liu
Name: Dianjun Liu Its: President, Chief Executive Officer and Principal Executive Officer

Date: February 14, 2012	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer

-23-