Form 10-Q
period 2012-03-31
Xinde Technology Co
filed 2012-05-15
CIK 1401306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 11, 2012, the registrant had 240,000,000 shares of common stock, par value $0.001 per share, issued and outstanding.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONTENTS

Page

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012 AND JUNE 30, 2010 (UNAUDITED)	F-1

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)	F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)	F-4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)	F-6

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

ASSETS

	March 31,	June 30,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$3,957,974	$4,292,507
Accounts receivable, net of allowance for doubtful accounts of $1,430,574 and $794,850 at March 31, 2012 and June 30, 2011, respectively	93,174,858	97,785,036
Inventories	25,494,118	10,430,199
Notes receivable, including bank acceptance notes	16,408,388	7,214,395
Prepayments for goods	7,071,302	5,710,029
Prepaid expenses and other receivables	54,904	40,362
Due from employees	82,186	39,206
Total Current Assets	146,243,730	125,511,734

LONG-TERM ASSETS
Plant and equipment, net	3,890,328	3,081,362
Land use rights, net	2,354,847	925,240
Construction in progress	-	889,839
Deposit for land use right	-	1,326,605
Deferred taxes	158,676	136,992
Total Long-Term Assets	6,403,851	6,360,038

TOTAL ASSETS	$152,647,581	$131,871,772

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,	June 30,
	2012	2011
CURRENT LIABILITIES
Accounts payable	$4,872,318	$6,576,118
Short-term bank loans	2,645,670	2,630,154
Customer deposits	524,140	219,819
Notes payable, including related parties	839,406	1,313,909
Current portion of long-term notes payable to related parties	98,382	90,864
Income tax payable	12,746,846	9,723,497
Other payables	1,262,061	1,199,764
Value added tax payable	36,011,775	26,331,151
Due to employees	106,615	78,953
Due to related parties	461,784	132,599
Accrued expenses	753,379	829,115
Deferred taxes	598,231	937,880
Total Current Liabilities	60,920,607	50,063,823

LONG-TERM LIABILITIES
Notes payable to related parties	152,512	221,667
Total Long-Term Liabilities	152,512	221,667

TOTAL LIABILITIES	61,073,119	50,285,490

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value; 350,000,000 shares authorized; 240,000,000 shares issued and outstanding at March 31, 2012 and June 30, 2012, respectively	240,000	240,000
Additional paid-in capital	892,334	892,334
Retained earnings (the restricted portion is $204,069 at March 31, 2011 and June 30, 2010)	80,612,603	72,613,580
Accumulated other comprehensive income	9,829,525	7,840,368
TOTAL SHAREHOLDERS’ EQUITY	91,574,462	81,586,282

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,647,581	$131,871,772

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND

COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
REVENUES, NET	$21,891,994	$27,596,387	$64,198,126	$90,848,899

COST OF GOODS SOLD	(16,657,130)	(21,723,469)	(51,065,666)	(73,913,022)
GROSS PROFIT	5,234,864	5,872,918	13,132,460	16,935,877

Selling and marketing	(421,438)	(693,989)	(1,267,998)	(2,445,004)
General and administrative	(1,053,907)	(855,401)	(2,173,543)	(1,619,965)
Bad debt recoveries	8,416	137,324	115,991	800,298
INCOME FROM OPERATIONS	3,767,935	4,460,852	9,806,910	13,671,206

Interest expense, net	(47,541)	(97,592)	(113,477)	(302,091)
Other income, net	6,534	4,587	58,584	244,868
Exempted value added tax	-	-	659,708	3,289,036

INCOME BEFORE INCOME TAXES	3,726,928	4,367,847	10,411,725	16,903,019

INCOME TAXES	(926,104)	(736,813)	(2,412,702)	(2,385,488)

NET INCOME	2,800,824	3,631,034	7,999,023	14,517,531

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	550,611	596,072	1,989,157	2,416,089

COMPREHENSIVE INCOME	$3,351,435	$4,227,106	$9,988,180	$16,933,620

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	240,000,000	240,000,000	240,000,000	240,000,000
NET INCOME PER SHARE, BASIC AND DILUTED	$0.01	$0.02	$0.03	$0.06

See accompanying notes to the condensed consolidated financial statement

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,999,023	$14,517,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303,596	217,714
Provision for doubtful accounts	728,829	190,581
Bad debt recoveries	(115,991)	(800,298)
Exempted value added tax	(659,708)	(3,289,036)
Deferred taxes	(361,335)	410,783
Net loss (gain)on settlement of accounts receivable and accounts payable for fixed assets and inventories	1,686	(7,661)
Gain on disposal of fixed assets	(24,647)	-

Changes in operating assets and liabilities:
(Increase) Decrease In:
Accounts receivable	3,974,453	(8,444,297)
Inventories	(15,063,919)	(15,626,355)
Bank acceptance notes	(10,096,092)	(3,092,045)
Prepayments for goods	(1,361,273)	(1,883,791)
Prepaid expenses and other receivables	(14,543)	(37,092)
Due from employees	(42,980)	27,058

Increase (Decrease) In:
Accounts payable	(1,693,032)	797,062
Value added tax payable	10,340,333	14,438,119
Other payables	62,296	154,632
Taxes payable	3,023,349	2,190,968
Customer deposits	304,321	24,053
Due to employees	27,662	(66,218)
Due to related parties	329,185	(255,391)
Accrued expenses	(75,734)	483,592
Net cash used in operating activities	(2,414,521)	(50,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of plant and equipment	(155,471)	(126,356)
Purchases of construction in progress	(22,248)	(37,551)
Proceeds from disposal of fixed assets	101,650	-
Payment for Land use right	(143,370)	-
Repayment of notes receivable	1,199,003	139,448
Issuances of notes receivable	(237,503)	(331,299)
Net cash provided by (used in) investing activities	742,060	(355,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	2,629,217	1,201,021
Repayments of short-term loans	(2,676,449)	(2,642,246)
Proceeds from notes payable	1,360,424	782,934
Repayments of notes payable	(1,931,973)	(315,278)
Repayments of long-term debt	-	(13,599)
Net cash used in financing activities	$(618,780)	$(987,168)

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31, 2012	March 31, 2011

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,291,241)	$(1,393,017)
Effect of exchange rate changes on cash	1,956,707	1,159,797
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,957,974	3,166,140

SUPPLEMENTARY CASH FLOW INFORMATION:
	March 31, 2012	March 31, 2011
Income taxes paid	$15,119	$13,863
Interest paid	$389,224	$185,982

SUPPLEMENTAL NON-CASH DISCLOSURES:

1. During the nine months ended March 31, 2012, accounts payable with an aggregate carrying amount of $10,768 was settled by three fixed assets with a combined fair value of $12,454, resulting in a loss of $1,686.

2. During the nine months ended March 31, 2012, fixed assets with a net book value of $77,003 were disposed for cash $101,650, resulting in a $24,647 gain.

3. During the nine months ended March 31, 2012, $729,750 was transferred from construction in progress to plant and equipment.

4. During the nine months ended March 31, 2012, $1,469,975 was transferred from deposit to land use right.

5. During the nine months ended March 31, 2011, accounts payable with an aggregate carrying amount of $15,013 was settled by two fixed assets with an aggregate fair value of $7,352, resulting in a gain of $7,661.

See accompanying notes to condensed consolidated financial statements

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

On April 14, 2011, the Company (i) effected a 4-for-1 forward stock split of the Company's common stock; (ii) increased the number of authorized shares of common stock from 150,000,000 shares to 350,000,000 shares. As a result, the amounts in the accompanying condensed consolidated financial statements have been restated to give effect to the 4-for-1 forward stock split.

Details of the Company as of March 31, 2012 are as follows:

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

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 2 – BASIS OF PRESENTATION

The Company’s unaudited condensed consolidated financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2012 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term notes payable	$152,512	-	$152,512	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at March 31, 2012.

(d)	Cash and Cash Equivalents

For financial reporting purposes, the Company considers highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)	Impairment of Long-Term Assets

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in ASC 360-10. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There was no impairment for the nine months ended March 31, 2012 and 2011.

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

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the condensed consolidated statements of income and comprehensive income in the period in which sales is recognized. During the nine months ended March 31, 2012 and 2011, warranty expense was $306,395 and $388,994, respectively, and is included in cost of goods sold in the accompanying condensed consolidated statements of income and comprehensive income.

(l)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to expense as incurred. The retirement benefits expense for the nine months ended March 31, 2012 and 2011are $258,972 and $142,729, respectively. All the retirement benefits expenses are included in general and administrative expenses.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

	March 31, 2012	June 30, 2011	March 31, 2011

Period ended RMB: US$ exchange rate	6.3122	6.4635	6.5501
Average RMB: US$ exchange rate for three months ended	6.2976	-	6.5713
Average RMB: US$ exchange rate for nine months ended	6.3517	-	6.6610

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no potentially dilutive securities for the nine months ended March 31, 2012 and 2011.

(p)	Segment and Geographic Reporting

The Company operates in one business segment, the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. The sales of the Company outside of the PRC were insignificant for the nine months ended March 31, 2012 and 2011.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 4 – CONCENTRATIONS

(a)	Customers

No customer accounted for more than 5% of total revenues or accounts receivable for the periods reported.

(b)	Suppliers

The Company’s major suppliers accounted for the following percentages of total purchases and accounts payable as follows:

	Purchases Nine Months Ended		Accounts Payable
	March 31,		March 31,	June 30,
Major Suppliers	2012	2011	2012	2011

Company A	11.4%	11.2%	-	0.9%
Company B	4.6%	5.7%	-	1.1%

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2012	June 30, 2011
Raw materials	$18,560,179	$7,503,324
Work-in-progress	878,170	1,325,905
Finished goods	6,055,769	1,600,970
Total inventories	$25,494,118	$10,430,199

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 6 – NOTES RECEIVABLE

Notes receivable consist of the following:

		March 31, 2012	June 30, 2011
Notes receivable from unrelated parties:
Due December 13, 2011, interest at 12% per annum (Settled on due date)		$-	$1,547,149
Due June 13, 2012, interest at 12% per annum	(a)	1,584,234
Due December 13, 2011, interest free (Settled on due date)		-	9,283
Due June 13, 2012, interest free		152,086	-
Due December 24, 2011, interest at 10% per annum (Settled on due date)		-	25,741
Due June 24, 2012, interest at 10% per annum		27,949	-
Due December 24, 2011, interest free (Settled on due date)		-	2,661
Due January 10, 2012, interest free		-	61,370
Due July 10, 2012, interest free		62,841
Due January 10, 2012, interest at 12% per annum (Settled on due date)		-	1,083,005
Subtotal		$1,827,110	$2,729,209

Bank acceptance notes (aggregated by month of maturity):
Due July, 2011 (Settled on its due date)		-	1,547
Due August, 2011 (Settled on its due date)		-	77,357
Due September, 2011 (Settled on its due date)		-	416,476
Due October, 2011 (Settled on its due date)		-	909,254
Due November, 2011 (Settled on its due date)		-	1,724,762
Due December, 2011 (Settled on its due date)		-	1,355,790
Due April, 2012 (Settled on its due date)		5,954,029	-
Due May, 2012		1,773,844	-
Due June, 2012		950,049	-
Due July, 2012		1,775,877	-
Due August, 2012		2,115,343	-
Due September, 2012		2,012,136	-
Subtotal		14,581,278	4,485,186
Total		16,408,388	7,214,395

(a) The notes are secured by the total assets of the borrower.

Notes receivable from unrelated parties are unsecured except for (a).

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 7 – DUE FROM/TO RELATED PARTIES

(I)	Due To Related Parties

		March 31, 2012	June 30, 2011

Jin Xin	(a)	$2,509	$373
Liu Dianjun	(b)	389,397	53,154
Li Zengshan	(c)	69,878	79,072
Total due to related parties		$461,784	$132,599

(II)	Due From Employees

		March 31, 2012	June 30, 2011

Current		$82,186	$39,206
Total due from employees	(f)	$82,186	$39,206

(III)	Due To Employees

		March 31, 2012	June 30, 2011

Current		$106,615	$78,953
Total due to employees	(g)	$106,615	$78,953

(a)	Jin Xin is a shareholder of the Company and the chairman of Jinma, a subsidiary of the Company. The payable balance represented business related expenses paid by Jinxin on behalf of the Company, which was unsecured, interest-free and had no fixed repayment term.

(b)	Liu Dianjun is a shareholder of the Company and the chairman of Hengyuan, a subsidiary of the Company. The balances represent amounts advanced from Liu Dianjun, which are interest-free, unsecured and have no fixed repayment terms.

(c)	Li Zengshan is a shareholder of the Company and the chairman of Huaxin, a subsidiary of the Company. The balances represent business related expenses paid by Li Zengshan on behalf of the Company. The balances are interest-free, unsecured and have no fixed repayment terms.

(d)	Due from employees are interest-free, unsecured and have no fixed repayment terms. The Company provides these advances for business-related purposes only, including for the purchases of raw materials and business-related travel in the ordinary course of business.

(e)	Due to employees are interest-free, unsecured and have no fixed repayment terms. The amounts primarily represent business and traveling related expenses paid by sales personnel on behalf of the Company.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 8 – LAND USE RIGHTS, NET

Land use rights consist of the following:

	March 31, 2012	June 30, 2011

Cost of land use rights	$2,557,914	$1,087,939
Less: Accumulated amortization	(203,067)	(162,699)
Land use rights, net	$2,354,847	$925,240

Amortization expense for the nine months ended March 31, 2012 and 2011 was $40,368 and $17,361, respectively.

Amortization expense for the next five years and thereafter is as follows:

2012 (nine months)	$40,367
2013	53,823
2014	53,823
2015	53,823
2016	53,823
Thereafter	2,099,188
Total	$2,354,847

Two land use rights with an aggregate net book value of $52,993 and $52,995 at March 31, 2012 and June 30, 2011, respectively, were registered in the names of two management members of the Company. The Company’s legal counsel has confirmed the ownership of these two land use rights by the Company. The Company estimates that the application for the transfer of the certificates of these two land use rights will be completed by the end of June 2012. The one land use right was pledged as collateral for bank loans borrowed by Li Zengshan (shareholder of the Company) in the amount of $250,894. Also see Note 14.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 9 – PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2012	June 30, 2011

Buildings	$3,232,050	$2,970,474
Machinery and equipment	2,033,348	1,176,778
Office equipment	63,681	60,458
Motor vehicles	483,820	553,238
	5,812,899	4,760,948
Less : Accumulated depreciation
Buildings	(641,891)	(551,032)
Machinery and equipment	(913,936)	(759,902)
Office equipment	(48,963)	(43,336)
Motor vehicles	(317,781)	(325,316)
	(1,922,571)	(1,679,586)
Plant and equipment, net	$3,890,328	$3,081,362

Depreciation expense for the nine months ended March 31, 2012 and 2011 was $263,228 and $200,353, respectively.

At March 31, 2012, the legal title to three motor vehicles with a total net book value of $51,160 and were registered in the names of management members of the Company. The Company’s legal counsel has confirmed the ownership of the motor vehicles and office buildings by the Company. The Company estimates the transfer of the legal titles of the three motor vehicles will be completed by the end of June 2012.

One office building was pledged as collateral for bank loans borrowed by Li Zengshan (a shareholder and officer of the Company) in the amount of $250,894. Also see Note 14.

Application for ownership certificates of eleven buildings with an aggregate net book value of $1,071,724 is in progress. The Company’s legal counsel has confirmed the ownership of the eleven buildings by the Company. The application for the certificates of the buildings is expected to be completed by the end of June 2012.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	March 31, 2012	June 30, 2011
Weifang Bank:

Monthly interest only payments at 9.88% per annum, due January 24, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	$-	$309,430

Monthly interest only payments at 7.43% per annum, due July 22, 2011, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	-	618,860

Monthly interest only payments at 8.83% per annum, due February 27, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	-	309,430

Monthly interest only payments at 9.18% per annum, due July 21, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	633,693	-

Monthly interest only payments at 9.18% per annum, due February 6, 2013, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	316,847	-

Bank of Communication:

Monthly interest only payments at 9.18% per annum, due January 12, 2013, guaranteed by Weifang Huaxin Diesel Engine Co.,Ltd.. (Repaid on its due date)	316,847	-

China Construction Bank:

Monthly interest only payments at 5.84% per annum, due July 29, 2011, collateralized by land use rights. (Repaid on its due date)	-	309,430

Monthly interest only payments at 6.39% per annum, due January 9, 2012, guaranteed by Weifang Jinma Diesel Engine Co.,Ltd. and Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd. (Repaid on its due date)	-	1,083,004

Bank of China:

Monthly interest only payments at 7.87% per annum, due July 14, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	316,847	-
F-19

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE10- SHORT-TERM BANK LOANS (CONTINUED)

	March 31, 2012	June 30, 2011
Bank of China:

Monthly interest only payments at 7.5% per annum, due July 5, 2012, guaranteed by Weifang Hengyuan Oil Pump & Oil fitting Co., Ltd.	1,061,436	-
Total	$2,645,670	$2,630,154

Interest expense for short-term bank loans for the nine months ended March 31, 2012 and 2011 was $267,078 and $261,284, respectively.

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES

Notes payable consist of the following:

		March 31, 2012	June 30, 2011
Notes payable to an unrelated individual:

Due August 4, 2011, interest at 14.40% per annum with the principal payable at the due date. (Repaid on its due date)		-	456,409
Due October 1, 2011, interest free with the principal payable at the due date. (Repaid on its due date)		-	6,568
Due November 27, 2011, interest at 12% per annum with the principal payable at the due date. (Repaid on its due date)		-	154,715
Due May 4, 2012, interest at 14.36% per annum with the principal payable at the due date.		402,395	392,976
Due May 4, 2012, interest at 12% per annum with the principal payable at the due date.		152,086	148,526
Due June 30, 2012, interest at 12% per annum with the principal payable at the due date.		158,424	-
Due February 9, 2013, interest at 12% per annum with the principal payable at the due date.		31,685	-
Subtotal		744,590	1,159,194
Notes payable to related individuals:

Due December 24, 2011, interest at 10% per annum with the principal payable at the due date	(a)	-	100,565
Due June 28, 2012, interest at 10% per annum with the principal payable at the due date	(a)	-	54,150
Due July 2, 2013, interest at 12% per annum with the principal payable at the due date	(a)	94,816	-
Subtotal		94,816	154,715

Total		$839,406	$1,313,909

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 11 – NOTES PAYABLE, INCLUDING RELATED PARTIES (CONTINUED)

(a)  The notes were due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balances represent loans to the Company which are unsecured.

Notes payable to an unrelated individual are unsecured.

NOTE 12 – LONG -TERM NOTES PAYABLE TO RELATED PARTIES

Long-term notes payable to related parties consist of the following:

		March 31, 2012	June 30, 2011
Notes payable to related individuals:
Due August 4, 2014, monthly interest payment at 7.46% per annum. Principal and interest are repaid every month in 60 equal installments from August 4, 2009.	(a)	$250,894	$312,531
Total long-term notes payable		250,894	312,531
Less: Current portion		(98,382)	(90,864)
Long-term portion		$152,512	$221,667

The repayment schedule for long-term notes payable is as follows:

Years Ended March 31,	Amount
2013	$98,382
2014	105,982
2015	46,530
Total	$250,894

(a)  This note is due to Mr. Li Zengshan, a shareholder and officer of the Company. The current balance represents a loan to the Company to support business operations.

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

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

The Company received written authorization from the local Chinese government to defer the payment of its current income tax due of approximately $12.7 million in anticipation of future exemptions from the local tax bureau.

Effective January 1, 2007, the Company adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC 740-10 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of March 31, 2012, the Company does not have a liability for unrecognized tax benefits.

The Company’s income tax expense for the nine months ended March 31, 2012 and 2011 are summarized as follows:

	March 31, 2012	March 31, 2011
Current:
Provision for CIT	$2,774,037	$1,974,705

Deferred:
Provision for CIT	(361,335)	410,783

Income tax expense	$2,412,702	$2,385,488

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

The Company’s income tax expense differs from the “expected” tax expense for the nine months ended March 31, 2012 and 2011 (computed by applying the CIT rate of 25% percent to income before income taxes) as follows:

	March 31, 2012	March 31, 2011

Computed “expected” expense	$2,602,931	$4,225,754
Permanent differences	(190,229)	(844,079)
Favourable tax rates	-	(996,187)

Income tax expense	$2,412,702	$2,385,488

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets and liabilities as of March 31, 2012 and June 30, 2011 are as follows:

	March 31, 2012	June 30, 2011
Deferred tax assets:
Current portion:
Sales	-	462
Bad debt provision	$138,762	$164,010
Other expenses	306,623	231,700
Subtotal	$441,385	$396,172

Deferred tax liabilities:
Current portion:
Sales cut-off	$(920,032)	$(1,256,924)
Others	(119,584)	(77,128)
Subtotal	(1,039,616)	(1,334,052)

Net deferred tax (liabilities) assets - current portion	$(598,231)	$(937,880)
Deferred tax assets:
Non-current portion:
Depreciation	$160,436	$132,055
Amortization	(1,760)	4,937
Subtotal	158,676	136,992

Net deferred tax assets - non-current portion	158,676	136,992

Total net deferred tax (liabilities) assets	$(439,555)	$(800,888)

XINDE TECHNOLOGY COMPANY

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the THREE AND Nine MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 13 – TAXES (CONTINUED)

(b)	Tax Holiday Effect

For the nine months ended March 31, 2012 and 2011 the PRC corporate income tax rate was 25%. Certain subsidiaries of the Company are entitled to favorable tax rates for the periods ended March 31, 2012 and 2011.

The pro forma combined effects of the favorable tax rates available to the Company for the nine months ended March 31, 2012 and 2011 are as follows:

	For The Nine Months Ended March 31,
	2012	2011
Tax holiday effect	$-	$996,187
Basic net income per share effect	$-	$(0.00)

(c)	Value Added Tax (“VAT”)

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

In the nine months ended March 31, 2012, output VAT payable of $659,708 was exempted by the local tax bureau to honor the Company’s continuous contribution to the local economy and its achievement of becoming a United States public reporting company, resulting in other income of $659,708 which was reflected in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended March 31, 2012.

The VAT payable was $36,011,775 and $26,331,151 at March 31, 2012 and June 30, 2011, respectively. The Company received written authorization from the local tax authorities to defer the payment of its current VAT payable in anticipation of additional future exemptions from the local tax bureau.

NOTE 14 – CONTINGENCIES

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $250,894. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged for the bank loans. (Also see Notes 9 and 10)

A default by Mr. Li Zengshan is considered remote by management. No liability for the guarantor’s obligation under the guarantee contract was recognized as of March 31, 2012.

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

We have developed fuel injection system products that already meet the Euro III Emissions Standard, which is most relevant in light of China’s implementation of the Euro III Emissions Standard in 2010.  Furthermore, we believe that we are China’s only company with exclusive intellectual property rights for fuel injection systems meeting the Euro III Emissions Standard which could lead to broad market appeal. Due to our strict technical standards and quality control in production process, our products have become well-known brands in their markets throughout China. Our Company has always placed quality control first and we received our ISO9001 certification in 2005.

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

Our principal offices are located at Number 363, Sheng Li West Street, Weifang, Shandong Province, The People’s Republic of China, Telephone: (86) 536-8322068, Facsimile: (86) 852-28450504.  The Company website in English is www.chinaxinde.cn. The Company’s common stock is currently quoted on the OTCBB under the symbol “WTFS.OB”.

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

• Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

• Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10 as of March 31, 2012 are as follows:

		Fair Value Measurements at Reporting Date Using
	Carrying Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Long-term notes payable	$152,512	$-	$152,512	$-

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, notes receivable, prepayments for goods, short-term bank loans, accounts payable, customer deposits, short-term notes payable, due to employee, due to related parties and other payables, approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of similar terms and maturities. Under this method, the Company’s fair value of long-term notes payable was not significantly different from the carrying value at March 31, 2012.

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

Land Use Rights

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to the land users a land use right certificate. Land use rights can be revoked and the land users can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent.  The land use rights granted to the Company are being amortized using the straight-line method over the lease term of fifty years.

Revenue Recognition

Revenue represents the invoiced value of goods sold, recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

-Persuasive evidence of an arrangement exists,

-Delivery has occurred or services have been rendered,

-The seller's price to the buyer is fixed or determinable, and

-Collectability is reasonably assured.

The majority of the Company’s revenue results from sales contracts with distributors and is recorded upon the shipment of goods. Management conducts credit background checks for new customers as a means to reduce the subjectivity of collectability.

The Company offers warranties on its products for periods between six and twelve months after the sale. The Company estimates the warranty reserves based on historical records and identical or similar types on the market. Warranty expenses related to product sales are charged to the consolidated statements of income and comprehensive income in the period in which sales is recognized. During the nine months ended March 31, 2012 and 2011, warranty expense was $306,395 and $388,994, respectively, and is included in selling and marketing expenses in the accompanying consolidated statements of income and comprehensive income.

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

	March 31, 2012	June 30, 2010	March 31, 2011
Period ended RMB: US$ exchange rate	6.3122	6.4635	6.5501
Average RMB: US$ exchange rate for three months ended	6.2976	-	6.5713
Average RMB: US$ exchange rate for nine months ended	6.3517	-	6.6610

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at the rates used in translation.

Segment

The Company operates in one business segment, the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units mainly in the PRC. Our sales made outside of the PRC were insignificant for the three months ended March 31, 2012 and 2011.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,

	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	21,891,994	100%	27,596,387	100%	(5,704,393)	(21)%

COST OF GOODS SOLD	(16,657,130)	(76)%	(21,723,469)	(79)%	5,066,339	(23)%
GROSS PROFIT	5,234,864	24%	5,872,918	21%	(638,054)	(11)%

	For the Three Months Ended March 31,

	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Selling and marketing	(421,438)	(2)%	(693,989)	(3)%	272,551	(39)%
General and administrative	(1,053,907)	(5)%	(855,401)	(3)%	(198,506)	23%
Bad debt recoveries	8,416	0.04%	137,324	0.5%	(128,908)	(94)%
INCOME FROM OPERATIONS	3,767,935	17%	4,460,852	16%	(692,917)	(16)%

Interest expense, net	(47,541)	(0.22)%	(97,592)	(0.4)%	50,051	(51)%
Other income, net	6,534	0.03%	4,587	0.02%	1,947	42%
Exempted value added tax	-	-	-	-	-	-%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,726,928	17.02%	4,367,847	16%	(640,919)	(15)%
INCOME TAXES	(926,104)	(4.23)%	(736,813)	(3)%	(189,291)	26%
NET INCOME	2,800,824	12.79%	3,631,034	13%	(830,210)	(23)%
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	550,611	2.52%	596,072	2%	(45,461)	(8)%

COMPREHENSIVE INCOME	3,351,435	15.31%	4,227,106	15%	(875,671)	(21)%

Revenues

Our revenues are derived from the design, development, manufacture, and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	For the Three Months Ended March 31,
	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electric pumps	2,432,558	11%	3,562,937	13%	(1,130,379)	(32)%
Multi-cylinder pumps	6,039,780	28%	7,684,442	28%	(1,644,662)	(21)%
Single-cylinder pumps	213,692	1%	525,174	2%	(311,482)	(59)%
Fuel muzzles	1,246,785	6%	2,204,576	8%	(957,791)	(43)%
Parts	171,995	1%	460,888	2%	(288,893)	(63)%
Diesel engines	10,028,303	46%	11,392,991	41%	(1,364,688)	(12)%
Generator sets	1,739,449	8%	2,261,918	8%	(522,469)	(23)%
Accessories	23,430	0.11%	(487,370)	(2)%	510,800	(105)%
Less: sales tax	(3,998)	(0.02)%	(9,169)	(0.03)%	5,171	(56)%
Total	21,891,994	100%	27,596,387	100%	(5,704,393)	(21)%

 Our revenues decreased by 21% to $21,891,994 for the three months ended March 31, 2012 from $27,596,387 for the three months ended March 31, 2011. This decrease was primarily attributable to a decrease in the sales of diesel engines, multi-cylinder pumps and electric pumps, which decreased by 12%, 21% and 32% and accounted for 46%, 28% and 11% of our total revenue, respectively, for the three months ended March 31, 2012.

The main reason for this decline was attributable to: (i) after June 2011, the electricity shortage problem in China has been effectively controlled, meanwhile, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market related to diesel engines and generator sets compared with the same period in 2011, (ii) our reduction in the production of our older style products. Since high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC, we adjusted our product structure to introduce more products with greater engine power to accommodate this new trend. Moving forward, our plan is to focus on the greater power diesel engines and generator sets market, which we believe is expected to continue to grow, as well as emerging markets in the North of China to the extent that we can be profitable in such markets, (iii) the implementation by the Chinese government of tighter monetary policies. For example, increases in lending interest rates have curtailed domestic spending which also adversely impacted the diesel engines and generator sets market and (iv) as a response to the declining market and the overall credit policy in China, we now impose stricter standards when we choose our customers. Although this has led to fewer sales, management believes that this strategy will lead to increased cash flow in the long-term.

Cost of Goods Sold

The principal component of our cost of goods sold is the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the three months indicated:

	For the Three Months Ended March 31,
	2012		2011		Comparisons
	Amount	% of Cost of Sales	Amount	% of Cost of Sales	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electric pumps	1,669,479	10%	2,504,323	12%	(834,844)	(33)%
Multi-cylinder pumps	3,935,291	24%	5,119,009	24%	(1,183,718)	(23)%
Single-cylinder pumps	237,288	1%	477,229	2%	(239,941)	(50)%
Fuel muzzles	1,097,702	7%	1,907,840	9%	(810,138)	(42)%
Parts	233,638	1%	423,310	2%	(189,672)	(45)%
Diesel engines	8,178,427	49%	9,433,179	43%	(1,254,752)	(13)%
Generator sets	1,213,110	7%	1,721,816	8%	(508,706)	(30)%
Accessories	13,309	0.1%	30,122	0.1%	(16,813)	(56)%
Sales warranty	78,886	0.5%	106,641	0.5%	(27,755)	(26)%
Total	16,657,130	100%	21,723,469	100%	(5,066,339)	(23)%

Our cost of goods sold decreased by 23%, or $5,066,339, to $16,657,130 for the three months ended March 31, 2012 from $21,723,469 for the three months ended March 31, 2011. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the three months indicated:

	For the Three Months Ended March 31,
	2012		2011		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electric pumps	763,079	31%	1,058,614	30%	(295,535)	1%
Multi-cylinder pumps	2,104,489	35%	2,565,433	33%	(460,944)	2%
Single-cylinder pumps	(23,596)	(11)%	47,945	9%	(71,541)	(20)%
Fuel muzzles	149,083	12%	296,736	13%	(147,653)	(1)%
Parts	(61,643)	(36)%	37,578	8%	(99,221)	(44)%
Diesel engines	1,849,876	18%	1,959,812	17%	(109,936)	5%
Generator sets	526,339	30%	540,102	24%	(13,763)	6%
Accessory	10,121	43%	(517,492)	106%	527,613	(63)%
Less: sales tax	(3,998)	-	(9,169)	-	5,171	-
Sales warranty	(78,886)	-	(106,641)	-	27,755	-
Total	5,234,864	24%	5,872,918	21%	(638,054)	3%

Although our gross profit decreased by $638,054 to $5,234,864 for the three months ended March 31, 2012 as compared with $5,872,918 for the three months ended March 31, 2011, our margin for the three months ended March 31, 2012 increased by 3% from the three months ended March 31, 2011. This was mainly due to the fact that we (i) adjusted the sales price for popular diesel engines upward as a response to the increase in market demand and (ii) started to adjust product mix by introducing more products with higher gross margins.

We believe that our overall average gross margin will increase as we expand our high-margin products.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the three months ended March 31, 2012. Selling and marketing expenses decreased by 39%, or $272,551, to $421,438 for the three months ended March 31, 2012 from $693,989 for the three months ended March 31, 2011. This decrease was primarily due to a decrease of $277,211 in total sales commission fees which was in line with our decrease in revenues as discussed above and increase in promotional fees in connection with sales activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, payroll, bonuses, consulting fees, property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 23%, or $198,506, to $1,053,907 for the three months ended March 31, 2012 from $855,401 for the three months ended March 31, 2011. This increase was primarily due to the increase of $116,628 in bad debt provision. Our general and administrative expenses were approximately 5% of revenues, which increased 2% from the three months ended March 31, 2011.

Income from Operations

As a result of the foregoing, our income from operations decreased by 16%, or $692,917, to $3,767,935 for the three months ended March 31, 2012 from $4,460,852 for the three months ended March 31, 2011.

Interest Expense, Net

For the three months ended March 31, 2012 and 2011, interest expense, net was $47,541 and $97,592, or 0.22% and 0.35% of our revenues, respectively. This decrease was mainly due to the increase in interest income of $62,051.

Other Income, Net

Other income, net was $6,534 for the three months ended March 31, 2012 compared to other income of $4,587 for the three months ended March 31, 2011 an increase of $1,947, or 42%. This increase was primarily due to a decrease of $7,003 from the compensation.

Exempted Value Added Tax

We did not have any exempted value added tax during the three months ended March 31, 2012.

Income Tax Expense

Our income tax expenses increased by 26%, or $189,291, to $926,104 for the three months ended March 31, 2012 from $736,813 for the three months ended March 31, 2011.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for our subsidiaries Hengyuan, Jinma and Huaxin is 25%. However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company during the three months ended March 31, 2012 increased to 24.8% from 16.9% during the three months ended March 31, 2011, which is mainly attributable to the change of the income tax computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach by applying the income tax rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income decreased by 23%, or $830,210, to $2,800,824 for the three months ended March 31, 2012 from $3,631,034 for the three months ended March 31, 2011.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

The following table sets forth the amounts and the percentage relationship to revenues of certain items in our consolidated statements of income for the nine months ended March 31, 2012 and 2011:

	For the Nine Months Ended March 31,

	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
REVENUES, NET	64,198,126	100.00%	90,848,899	100%	(26,650,773)	(29)%

COST OF GOODS SOLD	(51,065,666)	(79.54)%	(73,913,022)	(81)%	22,847,356	(31)%
GROSS PROFIT	13,132,460	20.46%	16,935,877	19%	(3,803,417)	(22)%

	For the Nine Months Ended March 31,

	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Selling and marketing	(1,267,998)	(1.98)%	(2,445,004)	(3)%	1,177,006	(48)%
General and administrative	(2,173,543)	(3.39)%	(1,619,965)	(2)%	(553,578)	34%
Bad debt recoveries	115,991	0.18%	800,298	1%	(684,307)	(86)
INCOME FROM OPERATIONS	9,806,910	15.28%	13,671,206	15%	(3,864,296)	(28)%

Interest expense, net	(113,477)	(0.18)%	(302,091)	(0.33)%	188,614	(62)%
Other income, net	58,584	0.09%	244,868	0.27%	(186,284)	(76)%
Exempted value added tax	659,708	1.03	3,289,036	4%	(2,629,328)	(80)%
INCOME FROM OPERATIONS BEFORE INCOME TAXES	10,411,725	16.22%	16,903,019	19%	(6,491,294)	(38)%
INCOME TAXES	(2,412,702)	(3.76)%	(2,385,488)	(3)%	(27,214)	1%
NET INCOME	7,999,023	12.46%	14,517,531	16%	(6,518,508)	(45)%
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,989,157	3.10%	2,416,089	3%	(426,932)	(18)%

COMPREHENSIVE INCOME	9,988,180	15.56%	16,933,620	19%	(6,945,440)	(41)%

Revenues

Our revenues are derived from the design, development, manufacture and commercialization of fuel injection pumps, injectors, multi-cylinder diesel engines and small generator units for the PRC and overseas markets. The table below sets forth a breakdown of our revenues by product for the three months indicated:

	For the Nine Months Ended March 31,
	2012		2011		Comparisons
	Amount	% of Revenues	Amount	% of Revenues	Change in Amount	Change in %
	$		$		$
Revenues:
Electric pumps	5,878,719	9%	9,130,229	10%	(3,251,510)	(36)%
Multi-cylinder pumps	16,282,932	25%	26,168,143	29%	(9,885,211)	(38)%
Single-cylinder pumps	590,486	1%	1,612,929	2%	(1,022,443)	(63)%
Fuel muzzles	2,926,742	5%	5,477,690	6%	(2,550,948)	(47)%
Parts	419,130	1%	830,213	1%	(411,083)	(50)%
Diesel engines	24,720,681	39%	34,474,509	38%	(9,753,828)	(28)%
Generator sets	12,894,253	20%	12,296,631	14%	597,622	5%
Accessories	505,335	1%	884,174	1%	(378,839)	(43)%
Less: sales tax	(20,152)	(0.03)%	(25,619)	(0.03)%	5,467	(21)%
Total	64,198,126	100%	90,848,899	100%	(26,650,773)	(29)%

 Our revenues decreased by 29% to $64,198,126 for the nine months ended March 31, 2012 from $90,848,899 for the nine months ended March 31, 2011. This decrease was primarily attributable to a decrease in the sales of diesel engines and multi-cylinder pumps, which decreased by 28% and 38% and accounted for 39% and 25% of our total revenue, respectively, for the nine months ended March 31, 2012.

The main reason for this decline was attributable to: (i) the fact that after June 2011, the electricity shortage problem in China has been effectively controlled, meanwhile, as a result of the PRC government’s policy of controlling inflation, development in infrastructure in the PRC has slowed, which has resulted in less demand in the market for diesel engines and generator sets compared with the same period in 2011, (ii) our reduction in the production of our older style products. Since high-end products with greater power are becoming the focus products of the diesel engine industry in the PRC, we adjusted our product structure to introduce more products with greater engine power to accommodate this new trend. Moving forward, our plan is to focus on the greater power diesel engines and generator sets market, which we believe is expected to continue to grow, as well as emerging markets in the North of China to the extent that we can be profitable in such markets, (iii) the implementation by the Chinese government of tighter monetary policies; For example, increases in lending interest rates have curtailed domestic spending which also adversely impacted the diesel engines and generator sets market and (iv) as a response to the declining market and the overall credit policy in China, we now impose stricter standards when we choose our customers. Although this has led to fewer sales, management believes that this strategy will lead to increased cash flow in the long-term.

Cost of Goods Sold

The principal component of our cost of goods sold is the cost of product sales, which is mainly comprised of the cost of direct materials. The following table sets forth a breakdown of our cost of goods sold by product for the nine months indicated:

	For the Nine Months Ended March 31,
	2012		2011		Comparisons
	Amount	% of Cost of Sales	Amount	% of Cost of Sales	Change in Amount	Change in %
	$		$		$
Costs of Goods Sold:
Electric pumps	4,191,924	8%	6,622,256	9%	(2,430,332)	(37)%
Multi-cylinder pumps	11,476,600	22%	18,190,058	25%	(6,713,458)	(37)%
Single-cylinder pumps	610,818	1%	1,332,455	2%	(721,637)	(54)%
Fuel muzzles	2,497,839	5%	4,815,771	7%	(2,317,932)	(48)%
Parts	504,520	1%	813,175	1%	(308,655)	(38)%
Diesel engines	19,887,037	39%	30,330,399	41%	(10,443,362)	(34)%
Generator sets	11,153,135	22%	10,347,819	14%	805,316	8%
Accessories	437,398	1%	1,072,095	1%	(634,697)	(59)%
Sales warranty	306,395	1%	388,994	1%	(82,599)	(21)%
Total	51,065,666	100%	73,913,022	100%	(22,847,356)	(31)%

Our cost of goods sold decreased by 31%, or $22,847,356, to $51,065,666 for the nine months ended March 31, 2012 from $73,913,022 for the nine months ended March 31, 2011. This decrease was in line with the decrease in product sales during the same period.

Gross Profit and Gross Margin

Gross profit is equal to revenues less cost of goods sold. Gross margin is equal to gross profit divided by revenues. The table below sets forth a breakdown of our gross profit and gross margin by revenue source for the nine months indicated:

	For the Nine Months Ended March 31,
	2012		2011		Comparisons
	Amount	Gross Margin	Amount	Gross Margin	Change in Amount	Change in Gross Margin
	$		$		$
Gross Profit and Gross Margin:
Electric pumps	1,686,795	29%	2,507,973	27%	(821,178)	1%
Multi-cylinder pumps	4,806,332	30%	7,978,085	30%	(3,171,753)	(1)%
Single-cylinder pumps	(20,332)	(3)%	280,474	17%	(300,806)	(21)%
Fuel muzzles	428,903	15%	661,919	12%	(233,016)	3%
Parts	(85,390)	(20)%	17,038	2%	(102,428)	(22)%
Diesel engines	4,833,644	20%	4,144,110	12%	689,534	8%
Generator sets	1,741,118	14%	1,948,812	16%	(207,694)	(2)%
Accessory	67,937	13%	(187,921)	(21)%	255,858	34%
Less: sales tax	(20,152)	-	(25,619)	-	5,467	-
Sales warranty	(306,395)	-	(388,994)	-	82,599	-
Total	13,132,460	20%	16,935,877	19%	(3,803,417)	1%

Although our gross profit decreased by $3,803,417 to $13,132,460 for the nine months ended March 31, 2012 as compared with $16,935,877 for the nine months ended March 31, 2011, our margin for the nine months ended March 31, 2012 increased by 1% from the nine months ended March 31, 2011. This was mainly due to the Company’s efforts since July 2010 to adjust its product structure by introducing more products with higher gross margins and reducing the production and sales scale for products of older style diesel engines and generator sets with lower gross margins. Additionally, we raised the prices of certain popular products such as our electric pumps and diesel engines.

We believe that our overall average gross margin will increase as we expand our high-margin products.

Selling and Marketing Expenses

Our selling and marketing expenses primarily include sales commission fees, payroll, travel costs and freight fees. Our selling and marketing expenses accounted for 2% of our revenues for the nine months ended March 31, 2012. Selling and marketing expenses decreased by 48%, or $1,177,006, to $1,267,998 for the nine months ended March 31, 2012 from $2,445,004 for the nine months ended March 31, 2011. This decrease was primarily due to a decrease of $653,981 in total sales commission fees which was in line with our decrease in revenues as discussed above and increase in promotional fees in connection with sales activities.

General and Administrative Expenses

Our general and administrative expenses consist primarily of bad debt provision, payroll, bonus, consulting fees, property depreciation, entertainment fees, office general expenses, labor insurance fees, travel costs, land usage taxes, welfare fees and land use rights amortization.

Our general and administrative expenses increased by 34%, or $553,578, to $2,173,543 for the nine months ended March 31, 2012 from $1,619,965 for the nine months ended March 31, 2011. This increase was primarily due to the increase of $528,220 in bad debt provision. Our general and administrative expenses were approximately 3.39% of revenues, which increased 1.39% from the nine months ended March 31, 2011.

Income from Operations

As a result of the foregoing, our income from operations decreased by 28%, or $3,864,296 to $9,806,910 for the nine months ended March 31, 2012 from $13,671,206 for the three months ended March 31, 2011.

Interest Expense, Net

For the nine months ended March 31, 2012 and 2011, interest expense, net was $113,477 and $302,091, or 0.18% and 0.33% of our revenues, respectively. This decrease was mainly due to the increase in interest income of $221,399.

Other Income, Net

Other income, net was 58,584 for the nine months ended March 31, 2012 compared to other income of $244,868 for the nine months ended March 31, 2011 a decrease of $186,284, or 76%. This increase was primarily due to a decrease of $186,284 from the compensation, social security subsidy and forgiveness of account payable.

Exempted Value Added Tax

To honor our on-going contributions to the local economy and our achievement of becoming a public company in the United States, the local tax bureau exempted our output VAT payable of $659,708 and $3,289,036 for nine months ended March 31, 2012 and 2011, respectively, which was recorded as exempted value added tax in the accompanying condensed consolidated statements of income and comprehensive income for the nine months ended March 31, 2012 and 2011.

Income Tax Expense

Our income tax expenses increased by 1%, or $27,214, to $2,412,702 for the nine months ended March 31, 2012 from $2,385,488 for the nine months ended March 31, 2011.

In accordance with the relevant tax laws and regulations of the PRC, the applicable corporate income tax rate for our subsidiaries Hengyuan, Jinma and Huaxin is 25%. However, prior to January 2011, Jinma and Huaxin were defined by the local tax bureau as tax payers subject to the “Verification Collection” method, according to which the amount of income taxes paid is determined by the local tax bureau based on certain criteria instead of applying the CIT rate of 25%, which is much smaller than the result from the normal computation by applying the CIT rate of 25%.

The consolidated effective tax rate for the Company during the nine months ended March 31, 2012 increased to 23% from 14% during the nine months ended March 31, 2011, which is mainly attributable to the change of the income tax computation method of Jinma and Huaxin from the favorable “Verification Collection” method to the normal approach by applying the income tax rate of 25%.

Net Income

Primarily as a result of the foregoing, our net income decreased by 45%, or $6,518,508, to $7,999,023 for the nine months ended March 31, 2012 from $14,517,531 for the nine months ended March 31, 2011.

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

The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended March 31,
	2012	2011
	$	$

Net cash used in operating activities	2,414,521	50,091
Net cash provided by (used in) investing activities	742,060	(355,758)
Net cash used in financing activities	(618,780)	(987,168)
Net decrease in cash and cash equivalents	(2,291,241)	(1,393,017)
Effect of exchange rate changes on cash	1,956,707	1,159,797
Cash and cash equivalents at beginning of period	4,292,507	3,399,360
Cash and cash equivalents at end of period	3,957,974	3,166,140

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

Operating Activities

Net cash provided by/used in operating activities primarily consists of net income, as adjusted by bad debt expense, depreciation and amortization, deferred income taxes, gain or loss on disposal of property, bank acceptance notes and changes in operating assets and liabilities including accounts receivable, prepayments, deposits and other receivables, amounts due from employees and related parties, inventories, account payable, notes payable, advances from customers, other payables and accrued liabilities and income taxes payable.

Net cash used in operating activities was $2,414,521 for the nine months ended March 31, 2012, which is primarily attributable to our net income of $7,999,023, as adjusted by the increase in value added tax payable of $10,340,333, the increase in prepayments for goods of $1,361,273, the increase in bank acceptance notes of $10,096,092 and an increase in inventories of $15,063,919, offset by a decrease in accounts receivable of $3,974,453 and a decrease in accounts payable of $1,693,032.

Net cash used in operating activities was $50,091 for the nine months ended March 31, 2010, which is primarily attributable to our net income of $14,517,531, as adjusted by the increase in value added tax payable of $14,438,119, an increase in taxes payable of $2,190,968, an increase in bank acceptance notes of $3,092,045, an increase in accounts receivable of $8,444,297 and an increase in inventories of $15,626,355, offset by a decrease in exempted value added tax of $3,289,036.

This increase was primarily attributable to significantly decreased accounts receivable as a result of the decline in the overall demand in the diesel engines and generator sets market due to the tightened credit policy in China offset by the increase in inventories to prepare for production in the upcoming peak season in the northern China market.

Investing Activities

Net cash used in investing activities primarily consists of purchases of plant and equipment, purchases of construction in progress, proceeds from the disposal of fixed assets, proceeds from the disposition of discontinued operation, reverse merger and notes receivable.

Net cash provided by investing activities was $742,060 for the nine months ended March 31, 2012, which is primarily attributable to an increase in the issuance of notes receivable of $237,503 and an increase in payment for land use right of $143,370, offset by a decrease in the repayment of notes receivable of $1,199,003.

Net cash used in investing activities was $355,758 for the nine months ended March 31, 2011, which is primarily attributable to the increase in the issuance of notes receivable of $331,299, offset by a decrease in the repayment of notes receivable of $139,448.

Financing Activities

Net cash provided by/used in financing activities primarily consists of proceeds from short-term loans, repayments of short-term loans, repayments of notes payable, proceeds from notes payable, repayment of long-term debt and a dividend paid.

Net cash used by financing activities was $618,780 for the nine months ended March 31, 2012, which is primarily attributable to a decrease in repayments of note payable of $1,931,973 and a decrease in repayments of short-term loans of $2,676,449, offset by an increase in proceeds from notes payable of $1,360,424 and an increase in proceeds from short-term loans of $2,629,217.

Net cash used in financing activities was $987,168 for the nine months ended March 31, 2011, which is primarily attributable to an increase in repayments of short-term loans of $2,642,246, offset by a decrease in proceeds from short-term loans of $1,201,021 and a decrease in proceeds from notes payable of $782,934.

Working Capital

Our working capital was $85,323,123 for the nine months ended March 31, 2012, as compared with $75,447,911 for the year ended June 30, 2011, which is primarily attributable to an increase in notes receivable of $9,193,993 and an increase in inventories of $15,063,919, offset by a decrease in cash and cash equivalents of $334,533, an increase in value added tax payable of $9,680,624 and an increase in income tax payable of $3,023,349.

We believe that we will generate sufficient cash during the next twelve months to fund our operations, service our debt and remain in a positive cash position based on anticipated revenues, which we receive primarily in cash, and sources of short-term debt that we expect to be available to us. From time to time, the Company may explore new expansion opportunities and funding sources from which our management may consider seeking external funding and financing. There can be no assurance that we will be successful in renewing loans or obtaining new loans.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows.

The following tables summarize our contractual obligations as of March 31, 2012, and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period

	Total	Less than 1 year	Over 1 year
Contractual Obligations:
Bank Indebtedness	$2,645,670	$2,645,670	$-
Notes payable	1,090,300	937,788	152,572
Total Contractual Obligations:	$3,735,970	$3,583,458	$152,512

Bank indebtedness consists of secured and unsecured borrowings from Weifang Bank, China Construction Bank and Bank of China.

Notes payable includes loans from an unrelated individual and related individuals.

On August 4, 2009, Hengyuan entered into a guarantee contract to serve as guarantor for bank loans borrowed by Mr. Li Zengshan, a shareholder and officer of the Company, from the Industrial and Commercial Bank of China with a guarantee amount of $250,894. Under this guarantee contract, a land use right and an office building of Hengyuan were pledged as collateral for the bank loans.

Off-Balance Sheet Commitments and Arrangements

Other than the arrangement described above, as of March 31, 2012, we do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions of foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are named as defendant in lawsuits in which claims are asserted against us. In our opinion, the liabilities, if any, which may ultimately result from such lawsuits, are not expected to have a material adverse effect on our financial position, results of operations or cash flows. As of March 31, 2012, there were no pending or outstanding material proceedings involving the Company or its subsidiaries, or any of their properties.

ITEM 1A. RISK FACTORS

Not required for a “smaller reporting company”.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2012, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

EXHIBIT NO.	DESCRIPTION	LOCATION

2.1	Share Exchange Agreement, dated December 28, 2009, by and between the Company, Jolly Promise Limited and Welldone Pacific Limited	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.1	Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10 as filed with the SEC on May 15, 2009

3.2	Amended and Restated Bylaws of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

3.3	Memorandum and Articles of Association of Jolly Promise Limited, dated July 2, 2008	Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

3.4	Certificate of Incorporation of Jolly Promise Limited	Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

10.1	Stock Purchase Agreement between Shaun Carter and the company dated December 28, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2009

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

16.1	Letter Regarding Change in Certifying Accountant	Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2010

21	List of Subsidiaries of the Company	Incorporated by reference to Exhibit 21 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on February 14, 2012

22	Published Report Regarding Matter Submitted to Vote of Security Holders Regarding Name Change of the Company	Incorporated by reference to the Company’s Current Report on Form 8-K as field with the SEC on April 28, 2010

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Provided herewith

99.1	Audit Committee Charter	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.2	Compensation Committee Charter	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.3	Corporate Governance and Nominating Committee Charter	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.4	Related Person Transaction Policy	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 21, 2010

99.5	Written Disclosure Policy	Incorporated by reference to Exhibit 99.5 to the Company’s Annual Report on Form 10-K as filed with the SEC on September 28, 2010

101. INS	XBRL Instance Document	Provided herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Provided herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Provided herewith

101. LAB	XBRL Taxonomy Label Link base Document	Provided herewith

101. PRE	XBRL Extension Presentation Link base Document	Provided herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012	By:	/s/ Dianjun Liu
Name: Dianjun Liu
Its: President, Chief Executive Officer and Principal Executive Officer

Date: May 15, 2012	By:	/s/ Chenglin Wang
Name: Chenglin Wang
Its: Chief Financial Officer, and Principal Financial and Accounting Officer

-43-